Form 10-Q
period 1996-03-31
SUPREMA SPECIALTIES INC
filed 1996-05-14
CIK 872867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                              ----------------------

                                       OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                              -------------------   ------------------

                         Commission file number 0-19263
                                               ---------

                            SUPREMA SPECIALTIES, INC.
                         ------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)



         New York                                          11-2662625
- -------------------------------                    --------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                          Identification No.)


                              510 EAST 35TH STREET
                           PATERSON, NEW JERSEY 07504
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (201) 684-2900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X          No
                                             -----          -----

As of May 1, 1996 there were 2,756,900 outstanding shares of the issuer's Common Stock, $.01 par value.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                      INDEX



                                                                       Page No.
                                                                       --------


PART I.               FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                        Consolidated Balance Sheets as of                 3
                        March 31, 1996 and June 30, 1995

                        Consolidated Statements of Earnings               4
                        For The Three and Nine Month Periods Ended
                        March 31, 1996 and 1995

                        Consolidated Statements of Cash Flows             5
                        For the Nine Month Periods Ended
                        March 31, 1996 and 1995

                        Notes to Consolidated Financial                   7
                        Statements


         ITEM 2.      Management's Discussion and Analysis of            11
                        Financial Condition and Results of
                        Operations


PART II.              OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K                   14


Signatures                                                               15

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                             Mar. 31,         June 30,
                                                              1996             1995
                                                           ----------        ----------
                                                          (unaudited)
ASSETS
- ------

CURRENT ASSETS:
  Cash                                                     $   709,941       $   494,160
  Accounts receivable, net of allowances
    of $508,290 at March 31, 1996 and
    $380,300 at June 30, 1995                                7,971,790         5,350,823
  Inventories                                               14,050,840        10,352,976
  Current portion of notes receivable                             --             300,000
  Prepaid expenses and other current assets                  1,884,233         1,353,558
  Deferred income taxes                                        203,316           328,000
                                                           -----------       -----------

      Total current assets                                  24,820,120        18,179,517

PROPERTY AND EQUIPMENT, NET                                 10,986,539         8,536,195
NOTES RECEIVABLE                                                  --             337,500
OTHER ASSETS                                                 1,981,781           158,967
                                                           -----------       -----------

                                                           $37,788,440       $27,212,179
                                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                         $ 6,111,488       $ 4,740,486
  Current portion of long-term obligations                   1,558,761         1,318,109
  Mortgage payable - short term                                 35,810              --
  Income taxes payable                                         178,886           535,732
  Accrued expenses and other current
    liabilities                                                397,449           341,532
  Deferred income taxes                                         98,182            35,000
                                                           -----------       -----------
      Total current liabilities                              8,380,576         6,970,859

DEFERRED INCOME TAXES                                          550,070           436,000
DEFERRED INCOME                                                   --             412,500
REVOLVING CREDIT LOAN                                        9,400,000         7,700,000
SUBORDINATED DEBT                                            4,000,917              --
LONG-TERM CAPITAL LEASES                                     4,059,896         4,291,648
MORTGAGE PAYABLE - LONG TERM                                 1,014,189              --

WARRANTS (Subject to mandatory redemption)                   1,100,000              --

STOCKHOLDERS' EQUITY:
  Redeemable, convertible preferred stock,
    $.01 par value, 2,500,000 shares authorized,
    500,000 issued and outstanding at Mar. 31, 1996,
    and June 30, 1995                                        1,108,977         1,108,977
  Common stock, $.01 par value, 10,000,000
    shares authorized, 2,756,900 and 2,450,000
    issued and outstanding at March 31, 1996
    and June 30, 1995                                           27,570            24,500
  Additional paid-in capital                                 4,588,644         3,651,528
  Retained earnings                                          3,557,601         2,616,167
                                                           -----------       -----------

      Total stockholders' equity                             9,282,792         7,401,172
                                                           -----------       -----------

                                                           $37,788,440       $27,212,179
                                                           ===========       ===========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                Three Months Ended                     Nine Months Ended
                                                     March  31,                             March 31,
                                              ------------------------              -------------------------
                                              1996                1995               1996                1995
                                              ----                ----               ----                ----
NET SALES                                 $ 16,302,059        $ 13,330,883        $ 46,530,675        $ 39,059,925

COST OF SALES                               12,640,051          10,314,917          36,646,403          30,527,990
                                          ------------        ------------        ------------        ------------

    GROSS MARGIN                             3,662,008           3,015,966           9,884,272           8,531,935
                                          ------------        ------------        ------------        ------------

EXPENSES:
 Selling and shipping                        2,010,422           2,125,119           5,875,515           6,015,351
 General and administrative                    528,231             532,681           1,431,947           1,447,369
                                          ------------        ------------        ------------        ------------

                                             2,538,653           2,657,800           7,307,462           7,462,720
                                          ------------        ------------        ------------        ------------

INCOME FROM OPERATIONS                       1,123,355             358,166           2,576,810           1,069,215

OTHER INCOME (EXPENSE)
  Interest expense, net                       (502,643)           (186,857)         (1,165,376)           (468,648)
  Other                                           --               232,936             412,500             483,107
                                          ------------        ------------        ------------        ------------
                                              (502,643)             46,079            (752,876)             14,459
                                          ------------        ------------        ------------        ------------

EARNINGS BEFORE INCOME TAXES                   620,712             404,245           1,823,934           1,083,674

INCOME TAXES                                   254,000             170,306             770,000             444,306
                                          ------------        ------------        ------------        ------------

NET EARNINGS                                   366,712             233,939           1,053,934             639,368

PREFERRED STOCK DIVIDENDS                      (37,500)            (37,500)           (112,500)           (112,500)
                                          ------------        ------------        ------------        ------------

NET EARNINGS APPLICABLE
TO COMMON STOCK                           $    329,212        $    196,439        $    941,434        $    526,868
                                          ============        ============        ============        ============


EARNINGS PER SHARE OF COMMON STOCK:

    NET EARNINGS PER SHARE                $        .10        $        .08        $        .31        $        .23
                                          ============        ============        ============        ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING USED TO COMPUTE
  NET EARNINGS PER SHARE                     3,332,606           2,485,952           3,085,235           2,335,438
                                          ============        ============        ============        ============

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                            March 31,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                    $ 1,053,934    $  639,368
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Gain on sale of fixed asset                        ---         (370,608)
      Other income                                     (412,500)     (112,500)
      Depreciation and amortization                     657,492       349,687
      Provision for doubtful accounts                    82,030       560,500
      (Increase) decrease in assets:
        Accounts receivable                          (2,702,999)   (1,370,898)
        Inventories                                  (3,697,864)   (3,138,420)
        Prepaid expenses and other
          current assets                                (72,263)       (8,967)
        Other assets                                 (1,341,040)       47,958
      Increase (decrease) in liabilities:
        Accounts payable                              1,371,002     1,787,227
        Income taxes payable                           (356,846)       81,712
        Accrued expenses and other current
          liabilities                                    55,917       154,262
        Deferred income taxes                           301,936      (103,796)
                                                    ------------   -----------

        Net cash used in operating
          activities                                 (5,061,201)   (1,484,475)
                                                    ------------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                           (1,263,509)     (886,283)

  Proceeds from sale of fixed assets                      --          531,679
                                                    ------------   -----------
        Net cash used in investing
          activities                                 (1,263,509)     (354,604)
                                                    ------------   -----------

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                         Nine Months Ended
                                                             March 31,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan               $ 11,825,000   $1,850,000
  Principal payments of revolving credit loan        (10,125,000)    (700,000)
  Principal payments of capital leases                (1,734,509)    (547,953)
  Proceeds from notes receivable                         637,500      187,500
  Proceeds from issuance of preferred stock                --       1,231,600
  Payment of preferred stock dividend                   (112,500)    (112,500)
  Proceeds from subordinated debt loan                 5,000,000        --
  Proceeds from mortgage payable                       1,050,000        --
  Payments of financial fees related to placement
    of preferred stock                                     --        (195,000)
                                                      ----------   -----------

        Net cash provided by financing
          activities                                   6,540,491    1,713,647
                                                      ----------   ----------

NET (DECREASE) INCREASE IN CASH                          215,781     (125,432)

CASH, BEGINNING OF PERIOD                                494,160      428,846
                                                      ----------   ----------

CASH, END OF PERIOD                                  $   709,941   $  303,414
                                                     ===========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized of
    $265,788 in 1996 and $162,947 in 1995)           $ 1,356,555   $  679,523
                                                     ===========   ==========


    Income Taxes                                     $   825,562   $  536,192
                                                     ===========   ==========


  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                                 $ 1,743,409   $4,261,609
                                                     ===========   ==========
    Decrease in prepaid expenses related to
      placement of preferred stock                   $     --      $  161,685
                                                     ===========   ==========
    Decrease in accrued expenses related to
      placement of preferred stock                   $             $   34,338
                                                     ===========   ==========
    Satisfaction of Marketing Service Agreements
      through the issuance of common stock           $   940,186   $    ---
                                                     ===========   ==========
    Satisfaction of accounts payable through
       the issuance of common stock                  $      --     $  584,000
                                                     ===========   ==========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL INFORMATION

         The unaudited balance sheet as of March 31, 1996, the unaudited consolidated statements of earnings for the three and nine month periods ended March 31, 1996 and 1995 and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1995 and for the three and nine month periods presented, have been included.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K for the year ended June 30, 1995.

         The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       INVENTORIES

         Inventories are summarized as follows:

                                         March 31, 1996       June 30, 1995
                                        ---------------       -------------
                  Finished goods          $ 9,530,285          $ 7,101,025
                  Raw materials             3,959,989            2,695,134
                  Packaging                   560,566              556,817
                                          -----------          -----------
                                          $14,050,840          $10,352,976
                                          ===========          ===========


3.        ISSUANCE OF PREFERRED STOCK

         In August, 1994, the Company completed a private placement of 500,000 shares of Series A convertible preferred stock (the "Preferred Stock") for gross proceeds of $1,500,000 or $3.00 per share. Costs and expenses relating to the offering totalled $391,023. Each share of Preferred Stock is convertible into one share of common stock at any time prior to redemption at a conversion price of $3.00 per share. The Preferred Stock is redeemable at the Company's option any time after the first anniversary of the closing provided that the daily average of the high and low price of the Company's common stock equals or exceeds $5.00 per share for 10 consecutive days. Such redemption would be at $3.00 per share plus accrued and unpaid dividends. Quarterly dividends are payable in cash, at an annual dividend rate of 10% and are cumulative. Preferred Stock dividends in the amount of $37,500 in each of the three months ended September 30, 1995, December 31, 1995 and March 31, 1996 were declared and paid respectively.


4.       NOTES RECEIVABLE

         On March 1, 1993, the Company entered into an agreement with an unrelated third party (the "Licensee"), licensing the right to manufacture, market, sell and distribute the Company's retail soft cheese product line. The Company received a non-refundable fee of $1,250,000, payable in installments over a fifteen year period, commencing April 1, 1993. In addition, the Company was to receive royalty payments in years three through fifteen, based on specified sales levels.

         On October 5, 1993, the notes received in connection with the sale of the license and the royalty stream were sold for $500,000 in cash and $450,000 in notes to an unrelated third party (the "Purchaser"). These notes bear interest at the prime rate plus 1 and 1/2%, and are payable in twelve equal quarterly installments beginning December 31, 1993. The sale of the license has been included as other income in the statement of earnings for the year ended June 30, 1993. The balance of the notes receivable at June 30, 1995 was $187,500. In December 1995, this note was collected in full. In the third quarter of fiscal 1994, the Company was advised that the licensee was discontinuing production of the retail soft cheese product line. As a result the purchaser acquired the licensee's rights and assumed the obligations under the March 1, 1993 license agreement. During the fourth quarter of fiscal 1994, the Company reached an agreement in principal to sub-license the rights to produce the retail soft cheese products from the purchaser over a four year period commencing July 1, 1994 in exchange for a royalty based on specified sales levels of the related products. As an inducement to have the Company enter into the sub-license agreement the purchaser promised to pay the Company $600,000 in equal quarterly installments over four years evidenced by a 6% promissory note effective April 1, 1994 in an equal amount. The note receivable and deferred income were reflected in the June 30, 1995 10-K and the related deferred income was being amortized on a straight-line basis over the term of the agreement. The balance of the notes receivable and deferred income at June 30, 1995 were $450,000 and $412,500, respectively. In December 1995, the agreement was terminated, the notes were paid in full and the associated income was recognized.

5.       MARKETING SERVICE AGREEMENT AND LICENSE AGREEMENTS

         The Company has entered into marketing service agreements with unaffiliated third parties expiring at various dates through June 1998, pursuant to which the Company is provided with certain marketing and program support services, including the payment of advertising promotional expenditures by such parties in exchange for commissions based on company sales of specified products. The Company is required to pay these commissions without any set-off, notwithstanding any termination of the agreements. In addition, two of the agreements provide that after an initial period (as defined in the agreements) under certain conditions, the Company or the providers of the marketing services have the right to convert some or all of the remaining estimated commissions to common stock of the Company at the market price at the time of conversion. Such conversion right is limited to no more than 10% and 2 and 1/2%, as specified in each of the agreements, of the Company's common stock issued and outstanding at the time of the conversion.

         On August 14, 1995, two of these providers informed the Company they were exercising their conversion feature in the agreements. As a result, the Company issued 306,900 shares of common stock in September 1995. The shares were recorded at approximate fair value at the date the notice of conversion was received. The corresponding amount has been reflected in other assets and is being amortized over the remaining term of the related agreements, as the applicable sales revenue is recorded.

         During fiscal 1994 the Company made payments under the marketing services agreements leading to a prepaid position of $430,000 which is included in other current assets. The balance at June 30, 1995 amounted to $622,500. In December 1995 an additional $300,000 was prepaid as final settlement of these agreements. This amount will be charged to expense over the remaining term of the related agreements as the applicable sales revenue is recorded.

         In connection with the amendment of two of its marketing Service Agreements the Company granted warrants to purchase 50,000 shares of the Company's common stock in September 1994. The warrants are exercisable at $3.00 per share and terminate June 30, 1998.

         In December 1995, the Company prepaid its remaining royalty obligation under the sub-license agreement discussed in Note 4. Prepaid amounts will be charged to expense over the remaining term of the agreement as the applicable sales revenues are recorded.

6.       LONG-TERM REVOLVING CREDIT LOAN

         In January 1996, the loan agreement between the Company and NatWest Bank, N.A. that provides the Company with a revolving credit facility was amended to:

         (a) increase the facility from $9 million to $12 million through June 30, 1996 and then $15 million through October 31, 1997;

         (b) decrease the rate of interest on borrowings under the facility to 1/2% above the bank's prime rate of interest;

         (c)  amend the advance rate formula; and

         (d) add or revise certain negative covenants and events of default,including those covenants providing for maintenance of minimum levels of tangible net worth, ratios of debt to tangible net worth and capital expenditures.

         The Company believes that it is currently in compliance with such covenants. Borrowings under the facility are, and are required to be used, for working capital purposes.

7.       SUBORDINATED DEBT FACILITY

         In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan is secured by a subordinated security interest in substantially all of the assets of the Company. The loan is subordinated to the loan of the Company's senior lender, Natwest Bank,

         N.A. The loan bears interest at 11.75% per annum. The principal amount of the loan is payable in twelve consecutive quarterly installments commencing January 1, 1999. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for nominal additional consideration, for 354,990 shares of the Company's Common Stock. The Warrant is exercisable until September 30, 2001 and the shares issuable upon exercise of the Warrant are subject to two demand registration rights on the part of the Fund and piggyback registration rights. In addition, after October 1, 2000, or upon the occurrence of certain other events, the Fund has the right to put the Warrant to the company on a formula basis. The Warrant was recorded at its relative fair value. The corresponding debt discount will be amortized over the life of the loan on the interest rate method. The recorded value of the Warrant currently exceeds the formulated put price.

8.       MORTGAGE PAYABLE

         On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds, $363,750 is currently held in an escrow account (included in cash on the balance sheet) from which the Company will draw to complete its expansion of a 3,200 square foot refrigerated storage facility. The five year note which bears interest at 8.63% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year five of approximately $840,000.

9.       ISSUANCE OF COMMON STOCK

         In December 1994, the Company issued 200,000 shares of Common Stock to a supplier in consideration for the issuance by such supplier of a $600,000 credit against current and future trade indebtedness due to the supplier.

10.      EARNINGS PER SHARE

         The earnings per share for the three and nine month periods ended March 31, 1996 and 1995 were computed by subtracting the Company's Preferred Stock dividend requirement from net earnings, and then dividing the resulting net earnings applicable to common stock by the weighted average number of shares outstanding. The preferred stock dividend requirement for the three month periods ended March 31, 1996 and 1995 was $37,500. The preferred stock dividend requirement for the nine month periods ended March 31, 1996 and 1995 was $112,500.

         The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1996 are based upon the 2,450,000 shares outstanding at the beginning of the year plus a proration of the 306,900 shares issued in connection with the conversion of the two marketing service agreements (see note 5). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

         The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1995 are based upon the 2,250,000 shares outstanding at the beginning of the year plus a proration of the 200,000 shares issued in satisfaction of accounts payable on December 28, 1994 (see note 9). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended March 31, 1996 vs. three months ended March 31, 1995.
- --------------------------------------------------------------------------------

Net sales for the three month period ended March 31, 1996 were approximately $16,302,000 as compared to approximately $13,331,000 for the three months ended March 31, 1995, an increase of approximately $2,971,000 or 22.3%. This increase reflects higher sales volume for food service and food ingredient products manufactured at the Company's Manteca California facility.

The Company's gross margin increased by approximately $646,000, from approximately $3,016,000 in the three month period ended March 31, 1995 to approximately $3,662,000 in the three month period ended March 31, 1996, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased slightly to 22.5% in the three month period ended March 31, 1996 from 22.6% in the three month period ended March 31, 1995.

Selling and shipping expenses decreased approximately $115,000 from approximately $2,125,000 for the three month period ended March 31, 1995 to approximately $2,010,000 for the three month period ended March 31, 1996. This decrease was due primarily to lower commission expense as well as lower promotional and advertising expenses partialy offset by an increse in shipping expense during the three months ended March 31, 1996. As a percentage of sales, selling and shipping expenses decreased from 15.9% in the three month period ended March 31, 1995 to 12.3% in the three month period ended March 31, 1996.

General and administrative ("G&A") expenses decreased by approximately $5,000 to approximately $528,000 for the three month period ended March 31, 1996 as compared to $533,000 for the comparable period in 1995. As a percentage of sales, G&A expenses decreased to 3.2% for the three month period ended March 31, 1996, from 4.0% for the comparable period in 1995, as a result of the Company's revenue growth in the current three month period.

Net interest expense increased to approximately $503,000 for the three month period ended March 31, 1996 from approximately $187,000 for the three month period ended March 31, 1995. The increase was due to the Company's increased borrowing and lease financing obligations.

Other income decreased from approximately $233,000 in the three months ended March 31, 1995 to $0 in the three month period ended March 31, 1996, primarily as a result of an approximate $203,000 gain on the sale of excess production equipment during the three months ended March 31, 1995.

The provision for income taxes for the three month period ended March 31, 1996 increased by approximately $84,000 compared to the three month period ended March 31, 1995 as a result of increased taxable income.

Net earnings applicable to common stock increased by approximately $133,000 to approximately $329,000 for the three month period ended March 31, 1996, from approximately $196,000 for the comparable period ended March 31, 1995 due to the increase in gross margin as well as a decrease in selling and shipping expenses, partially offset by the decrease in other income and an increase in net interest expense.

Results of Operations - Nine months ended March 31, 1996 vs. nine months ended March 31, 1995.
- --------------------------------------------------------------------------------

Net sales for the nine month period ended March 31, 1996 were approximately $46,531,000 as compared to approximately $39,060,000 for the nine months ended March 31, 1995, an increase of approximately $7,471,000 or 19.1%. This increase reflects higher sales volume for food service and food ingredient products manufactured at the Company's Manteca California facility.

The Company's gross margin increased by approximately $1,352,000, from approximately $8,532,000 in the nine month period ended March 31, 1995 to approximately $9,884,000 in the nine month period ended March 31, 1996, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased from 21.8% in the nine months ended March 31, 1995 to 21.2% for the comparable nine month period in 1996. The decrease in gross margin as a percentage of sales was due primarily to the costs incurred with the start-up of the new mozzarella production facility during the quarter ended December 31, 1995.

Selling and shipping expenses decreased by approximately $140,000 from approximately $6,015,000 for the nine month period ended March 31, 1995 to approximately $5,875,000 for the nine month period ended March 31, 1996. As a percentage of sales, selling and shipping expenses decreased from 15.4% for the nine month period ended March 31, 1995 to 12.6% for the nine month period ended March 31, 1996. This decrease is primarily the result of the Company's increased revenue growth, accompanied by the increase in its allowance for bad debts reserve during the nine months ended March 31, 1995, as well as a decrease in commission expense during the nine months ended March 31, 1996.

General and administrative expenses decreased by approximately $15,000 from approximately $1,447,000 for the nine month period ended March 31, 1995 to $1,432,000 for the comparable period in 1996. As a percentage of sales, G&A expenses decreased to 3.1% for the nine month period ended March 31, 1996 from 3.7% for the comparable period in 1995 as a result of the Company's revenue growth in the current nine month period.

Net interest expense increased to approximately $1,165,000 for the nine month period ended March 31, 1996 from approximately $469,000 for the nine month period ended March 31, 1995. The increase was due primarily to the Company's increased borrowing and lease financing obligations.

Other income decreased from approximately $483,000 in the nine month period ended March 31, 1995 to approximately $413,000 in the nine month period ended March 31, 1996, primarily as a result of other income associated with the payment in full of the note pertaining to the licensing agreement during the nine month period ended March 31, 1996 as compared to an approximate $378,000 gain on the sale of excess production equipment and deferred income of approximately $105,000 during the nine month period ended March 31, 1995.

The provision for income taxes for the nine month period ended March 31, 1996 increased by $326,000 compared to the nine month period ended March 31, 1995 as a result of increased taxable income.

Net earnings applicable to common stock increased to approximately $941,000 in the nine months ended March 31, 1996 from approximately $527,000 in the comparable period in 1995, or approximately $414,000. The increase in net earnings applicable to common stock is primarily due to the increase in gross margin accompanied by a decrease in selling and shipping charges partially offset by an increase in interest expense and a decrease in other income.

Financial Position, Liquidity and Capital Resources
- ---------------------------------------------------

At March 31, 1996 the Company had working capital of approximately $16,439,000 as compared with $11,209,000 at June 30, 1995, an increase of approximately $5,230,000. The increase in working capital is primarily due to increased sales and an increase in pre-paid expenses and other current assets as a result of the conversion of two marketing service agreements which have been terminated, and the pre-payment of the licensing agreement partially offset by the increase in accounts payable and current portion of long-term obligations.

The Company has a bank revolving credit facility that, in January 1996, was amended to increase the bank's potential commitment to $12,000,000 through June 1996 and then to $15,000,000 through October 1997 (see Note 6). At March 31, 1996 the Company's total outstanding debt to the bank was $9,400,000.

The Company also typically finances equipment purchases through capital lease financing transactions. At March 31, 1996, the Company had obligations of approximately $5,619,000 under capital leases, including $1,743,000 under capital lease agreements entered into in the nine month period ended March 31, 1996. The increase in lease obligations is due to the capital leases entered into in connection with the expansion of the Company's Manteca, California facility.

On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased financed by a mortgage from NatWest Bank, N.A. Proceeds of the loan amounted to $1,050,000, of which $686,250 was used to pay the Company's remaining obligation to the landlord. The balance of the proceeds, $363,750 is currently held in an escrow account (included in cash on the balance sheet) from which the Company will draw to complete its expansion of a 3,200 square foot refrigerated storage facility. The five year note which bears interest at 8.63% per annum is being amortized at a fifteen year rate with a balloon payment of approximately $840,000 at the end of year five. At March 31, 1996, the Company had obligations of approximately $1,050,000 under mortgage payable.

On October 25, 1995, the Company entered into a Subordinated Loan Agreement with CoreStates Enterprise Fund which provided the Company with $5,000,000 (see note
7).

Management believes that with an increase in its line of credit facility from $9,000,000 to $12,000,000 initially, and then to $15,000,000 and the subordinated loan that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the nine month period ended March 31, 1996 was approximately $5,061,000 as compared to $1,484,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in inventories and accounts receivable, prepaid expenses and other current assets and other assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in accounts payable and deferred income taxes. Accounts receivable and inventories were increased in support of the Company's increased revenues, prepaid expenses, other current assets and other assets were increased due to the payment of a licensing agreement, which has since been terminated, granting the licensee the right to manufacture and sell the Company's soft cheese products to the retail markets (see note's 4 and 5). The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the nine month period ended March 31, 1996 was approximately $1,263,000, as compared to $354,000 in the nine month period ended March 31, 1995, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility). As a result, at March 31, 1996 the

Company had cash of $709,941 (of which approximately $363,750 is held in escrow, see note 8) as compared to $303,414 as at March 31, 1995.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits
- --------

         None

Reports on Form 8-K
- -------------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPREMA SPECIALTIES, INC.
                                        -------------------------
                                              (registrant)


Date:  May 6, 1996                             By: /s/ Mark Cocchiola
     --------------                                -------------------
                                                   Mark Cocchiola
                                                   President &
                                                   Chief Executive Officer



Date:  May 6, 1996                             By: /s/ Steven Venechanos
     --------------                                ----------------------
                                                   Steven Venechanos
                                                   Chief Financial Officer &
                                                   Secretary

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPREMA SPECIALTIES, INC.
                                        -------------------------
                                             (registrant)




Date:  May 6, 1996                             By:
     -------------------                          -----------------------
                                                  Mark Cocchiola
                                                  President &
                                                  Chief Executive Officer



Date:  May 6, 1996                             By:
     -------------------                          ------------------------
                                                  Steven Venechanos
                                                  Chief Financial Officer &
                                                  Secretary