Form 10-K
period 1996-06-30
SUPREMA SPECIALTIES INC
filed 1996-09-19
CIK 872867

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                                     0-19263
- --------------------------------------------------------------------------------
                              (Commission File No.)


                            SUPREMA SPECIALTIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                           11-2662625
- ---------------------------------                      --------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                510 East 35th Street, Paterson, New Jersey 07543
- --------------------------------------------------------------------------------
          (Address of principal executive offices including zip code)

Registrant's Telephone Number, including area code:  (201) 684-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 5, 1996 was $19,427,000.

As of September 5, 1996, there were 4,525,193 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference:

         Suprema Specialties, Inc.'s definitive Proxy Statement for the annual meeting of shareholders to be held in November 1996 which will be filed on or before October 28, 1996 is incorporated by reference into Part III of this Form 10-K Annual Report.

                                     PART I

Item 1.  Business

General

                  Suprema Specialties, Inc. and its wholly owned subsidiaries (hereinafter referred to collectively as the "Company") manufactures, processes and markets a variety of premium, gourmet natural cheese products, using fine quality imported and domestic cheeses.

                  The Company purchases bulk cheeses from foreign sources (primarily from Europe and to a lesser extent, South America) and domestic sources, and manufactures bulk cheeses at its facility in Manteca, California. Bulk cheese is repackaged and sold to food service distributors and food manufacturers under the Suprema Di Avellino(R) name or on a private label basis or is grated or shredded and packaged by the Company and sold to retail customers under the Suprema Di Avellino(R) name. The Company packages its products for retail sale in convenient, easy to use, tamper evident, resealable, clear plastic cups, bags and shakers.

                  The Company commenced operations in 1983 and currently markets and distributes its products nationally.


Products

                  The Company's product line, which it principally markets under the Suprema Di Avellino(R) brand name, currently consists primarily of grated and shredded imported and domestic parmesan and romano cheeses, imported pecorino (sheep's milk) romano cheese (including "lite" versions of these products containing less fat and fewer calories), bulk mozzarella, ricotta and provolone cheese products. Its cheese products are natural, containing no preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings. These cheese products are often used as cooking ingredients and as flavor enhancements and complements to other foods, such as pastas, meat sauces, soups and salads.

                  The Company sells its cheese products to food service industry distributors, which distribute cheese products to restaurants, hotels and caterers; food manufacturers; and supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops. The Company's supermarket customers include several regional chain stores, such as King Kullen, Shop-Rite, Alpha-Beta, Food Town, Stop'N Shop, D'Agostino's and Pathmark. For the years ended June 30, 1995 and June 30, 1996, sales of bulk cheese products to food service industry distributors and food manufacturers under the Suprema Di

Avellino(R) name or on a private label basis accounted for 42% and 43%, respectively, of the Company's revenues in each period.

                  The Company packages a significant portion of its products in resealable tamper-evident transparent plastic cups and eight ounce shakers, permitting consumers to reseal the package which the Company believes maximizes freshness and enhances visual appeal. The Company believes that its packaging promotes a premium, gourmet image of its products and that the convenience and ease of use of its plastic cups and shakers increase the attractiveness of its products to consumers, providing a competitive advantage over cheese products in conventional nonresealable or nontransparent packaging. The Company uses various packaging techniques, including controlled atmosphere and heat sealed packaging, which the Company believes extends the shelf life of its grated and shredded cheese products sold in cups to approximately 120 days. The Company also uses a moisture reduction process to extend the shelf life of grated cheese sold in shakers to approximately nine months.

                  The Company also sells certain of its products in shrink-wrapped plastic packaging and in plastic pillow packs. These packs range in size from one to ten pounds or can be packaged in customized sizes for food service distributors and food manufacturers.


Production

                  The Company has increasingly emphasized the marketing and sale of domestic Italian variety cheese products manufactured at its Manteca, California facility. For the years ended June 30, 1995 and June 30, 1996, respectively, sales of mozzarella, ricotta and provolone cheese products manufactured at such facility accounted for approximately 61.8% and 58.9%, respectively, of the Company's revenues. The Company also processes natural cheese products, which involves shredding, grating and packaging, at its facility in Paterson, New Jersey. These facilities serve as distribution points for various geographic markets throughout the United States.

                  The Company's East Coast production facility is located in Paterson, New Jersey and is equipped with state of the art equipment for grating, shredding and packaging the Company's products. The Company acquired title to the facility for a purchase price of approximately $681,000 and used the facility to secure a loan of $1,050,000 from Natwest Bank, N.A., the proceeds of which were used to finance the purchase and to make certain improvements to the facility. The Company, which leases substantially all of its equipment, generally with options to purchase, recently leased additional equipment to increase operating capacity and efficiencies and further automate produc-tion. The Company currently operates this facility at approximately 63% of full productive capacity.

                  In June 1996, the Company, through its wholly owned subsidiary, Suprema Specialties Northeast, Inc. (Northeast), leased a plant facility in Ogdensburg, New York which will commence manufacturing cheese from raw milk in the first half of fiscal year 1997. The production facility is approximately 72,000 square feet and will ultimately produce a full line of the Company's products.

                  The Company employs a Director of Operations at each facility. The Company's Directors of Operations make preproduction inspections of each product, and monitor critical manufacturing and processing functions. Random samples of each product are regularly sent to outside laboratories, which perform routine physical, chemical and micro-biological tests of products.


Customers

                  The Company sells its cheese products directly and through distributors to supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops; food service industry distributors, which distribute the products to, among others, restaurants, hotels and caterers; and food manufacturers. The Company's products sold to food service industry distributors and food manufacturers are sold principally in bulk. The Company's supermarket customers include several regional chain stores, such as King Kullen, Shop-Rite, Acme, Price Costco, BJ's, Foodtown, Stop'N Shop, Safeway, D'Agostino's, Von's, Super Valu, Giant, Ralph's, Pathmark and Lucky's.

                  For the fiscal years ended June 30, 1995 and June 30, 1996, sales of cheese products to retailers accounted for approximately 19% and 15%, respectively, of the Company's revenues; sales to food service companies accounted for approximately 69% and 73%, respectively, of the Company's revenues; and sales to food manufacturers accounted for approximately 12% and 12% respectively, of the Company's revenues.

                  For the fiscal year ended June 30, 1996, Lisanti Foods of New Jersey and A&J Cheese Company accounted for 13% and 12% of the Company's revenues respectively, and for the fiscal year ended June 30, 1995, Lisanti Foods of New Jersey accounted for 12% of the Company's revenues.

Marketing, Sales and Advertising

                  The Company currently employs regional sales representatives to market its products to retail customers primarily in New York, New England and California, and one national representative who is responsible for sales of the Company's products to the food service industry. In addition, the Company engages independent food brokers throughout the United States for marketing to both retail and food service customers. Food brokers, who are paid on a commission basis, and salaried sales representatives, are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on supermarket shelves. To achieve greater market penetration, the Company intends to continue to strengthen and expand its sales force and food broker network, initially targeting those geographic markets which the Company believes have the best potential for a high level of sales. The Company also employs a Senior Vice President-Sales, who is responsible for managing and coordinating the entire sales program. This includes making sales presentations to food brokers and working with regional sales representatives and food brokers in the marketing and selling of products to, and the maintenance of relationships with, retail customers.

                  The Company is currently attempting to enhance its access to supermarket shelf space for new and established products through trade promotional activity and through the payment of product introduction costs. Some of these costs, commonly known as slotting allowances, are fees paid to supermarkets, generally on a one-time basis, to enable product marketers to obtain access to shelf space for their products. After the initial introductory program for a product, a supermarket typically determines the degree of market acceptance of the product. The Company will then work with the retailer to establish ongoing market support programs to promote continued retail support and customer satisfaction. The payment of a slotting allowance does not assure that a product will continue to be carried beyond the initial agreed upon period.

                  The Company believes that product recognition by customers, consumers and food brokers is an important factor in the marketing of the Company's products. Accordingly, the Company promotes its products and brand name through the use of promotional materials, including full color product brochures, circulars, free standing product displays and newspaper inserts. The Company also employs a Vice President of Market Development in an effort to increase product recognition in various geographic markets.

                  The Company generally sells its cheese products pursuant to customer purchase orders and fills orders within approximately seven days of receipt. Because orders are filled shortly after receipt, backlog is not material to the Company's business. Substantially all of the Company's products are delivered to customers by independent trucking companies.

Suppliers

                  For the years ended June 30, 1995 and June 30, 1996, approximately 16% and 19%, respectively, of the Company's supply requirements were manufactured by foreign producers in Europe and South America. Currently, the Company imports certain of its bulk cheese directly from foreign suppliers and, to a lesser extent, also purchases through domestic importers. The Company purchases cheese supplies in large quantities in order to obtain volume discounts and places its orders for import bulk cheese approximately four to six months in advance of anticipated production requirements.

                  The Company is subject to various risks inherent in dependence on foreign sources of supply, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and import quotas and other trade restrictions, all of which could have a significant impact on the Company's ability to obtain supplies and deliver finished products on a timely and competitive basis. Cheese imported from Argentina is currently subject to United States import quotas and custom duties. There are currently no quotas or custom duties imposed on pecorino romano cheese imported into the United States from Italy, although there are quotas and duties imposed on parmesan cheese imported from Italy.

                  The Company also purchases certain of its cheese requirements from domestic sources. The Company manufactures certain of its cheese requirements primarily for sale to the food service industry. For the fiscal years ended June 30, 1995 and June 30, 1996, approximately 84% and 81%, respectively, of the Company's supply requirements were manufactured by the Company or purchased from domestic sources. The Company expects that use of domestic cheese products will increase as the Company expands its product line.

                  For the fiscal years ended June 30, 1995 and June 30, 1996, the Company's largest supplier accounted for approximately 30% and 33%, respectively, of all purchases. The Company does not usually maintain contracts with its suppliers. The Company believes that there are numerous alternative sources of supply available to it, including for products currently provided by its largest supplier.

                  The Company purchases other necessary supplies, including plastic cups, canisters and bags, from numerous suppliers. The Company believes that these additional supplies are readily available from numerous potential suppliers.

Trademarks

                  In September, 1992, the Company registered the name "Suprema Di Avellino(R)" with the United States Patent and Trademark Office and is currently developing other variations of its existing brand name which could be registered. The variations currently being considered include the addition of other distinctive names, words or logos to the Suprema name.


Government Regulation

                  The Company is subject to extensive regulation by the United States Food and Drug Administration (the "FDA"), the United States Department of Agriculture, and by other state and local authorities in jurisdictions in which the Company's products are manufactured, processed or sold, regarding the importation, manufacturing, processing, packaging, storage, distribution and labeling of the Company's products. Applicable statutes and regulations governing cheese products include "standards of identity" for the content of specific types of cheese; nutritional labeling and serving size requirements; and general "Good Manufacturing Practices" with respect to production processes. The Company's manufacturing and processing facilities are subject to compliance with federal and state regulations regarding work safety and environmental matters. The Company's manufacturing and processing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations.

                  Advertising relating to the Company's products is subject to review of the Federal Trade Commission and state agencies to monitor and prevent unfair or deceptive trade practices.


Competition

                  The Company faces significant competition in the marketing and sales of its products. The Company's products compete for consumer recognition and shelf space with cheese products which have achieved significant national, regional and local brand name recognition and consumer loyalty including such product brands as Kraft, Sorrento, Sargento and Polly-O. The Company also competes with other importers of foreign cheese and companies manufacturing substitute cheese products. These products are marketed by companies with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company, thereby permitting such companies to procure supermarket shelf space and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets. The food industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. The Company's products are positioned as premium, gourmet products and, accordingly, are generally higher in price than certain similar competitive products. The Company believes the principal competitive factors in the marketing of cheese products are quality, freshness, price, product recognition, packaging convenience and ease of use.

                  As is the case with other companies marketing cheese products, the Company is subject to evolving consumer preferences and nutritional and health-related concerns. The Company believes that the absence of preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings increases the attractiveness of its products to consumers. In addition, the Company has introduced certain "lite" cheese products containing less fat and fewer calories. The Company will continue to endeavor to respond to certain consumer concerns about dairy products, such as the cholesterol, calories, sodium, lactose and fat content of such products. The Company expects to see increased competition from other companies whose products or marketing strategies address these consumer concerns.


Employees

                  As of September 5, 1996, the Company had 137 full-time employees of which 8 are employed in executive capacities and management positions, 14 are engaged in sales and marketing and administrative capacities and 115 are engaged in production and operations. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.



Item 2.  Properties

                  The Company's facility in Paterson, New Jersey, which consists of an aggregate of approximately 18,000 square feet and contains the Company's executive offices as well as production, storage and shipping facilities is currently being expanded to include a refrigerated/freezer storage facility which will encompass an additional 7,800 square feet. On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000 of which approximately $647,000 was used to pay the remaining obligation to the landlord. Approximately $363,750 is currently held in an escrow account from which the Company will draw to complete its expansion of the refrigerated/freezer storage facility. The five year note bears interest of 8.51% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year five of approximately $840,000.

                  The Company's facility in Manteca, California, which consists of an aggregate of approximately 75,000 square feet and contains the Company's cheese manufacturing operation, as well as storage and shipping facilities, is occupied under a net lease which was renewed in December 1994, and which may be extended at the option of the Company for two (2) additional five-year period subject to further extension as set forth below. The basic annual rental (exclusive of insurance and taxes) is $75,000, subject to adjustment for increases in the Consumer Price Index during the renewal term. All of the premises will be subject to an initial term expiring ten years from the date of the substantial completion of the additional premises. The rent is based on a formula relating to the Landlord's cost of construction of the additional space.

                  The Company's facility in Ogdensburg, New York, which consists of an aggregate of approximately 72,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under an operating lease which commenced in August 1996. The term of the lease is divided into two terms, the short term and the long term. The short term commenced in August 1996 and expires on July 31, 1997. The long term will commence August 1, 1997 and expire July 31, 2017. However, at each five year anniversary; on July 31, 2002, July 31, 2007, and July 31, 2012 the Company may elect to terminate the lease. There shall be a minimum monthly base rental of $4,000 and a fee of $.06 per hundred weight of whole milk sold and delivered, however in no event shall the minimum monthly rent exceed $8,000.

                  The Company leases, generally with options to purchase, substantially all of the equipment at these manufacturing and processing facilities, subject to lease agreements currently providing for annual aggregate payments of approximately $2,400,000; the Company has entered into additional equipment lease agreements in connection with the expansion of the Manteca facility which will have additional aggregate annual payments of approximately $162,000.


Item 3.  Legal Proceedings

                  The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 30, 1996.

                                     PART II


Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

                  The Company's Common Stock has been traded in the over-the-counter market and quoted on the NASDAQ System under the symbol "CHEZ" since April 25, 1991. On March 22, 1993, the Company's stock commenced trading on the NASDAQ National Market System. The following table sets forth the high and low closing bid prices or, as of March 22, 1993, high and low last reported sale prices of the Company's Common Stock for the periods indicated below. The following quotes represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not necessarily represent the prices of actual transactions.

                                                      Common Stock
                                                      ------------
                                                 High                Low
                                                 ----                ---

Fiscal Year ending June 30, 1994
- --------------------------------

         First Quarter                           7 1/4             3 13/16
         Second Quarter                          4 3/4             3 1/4
         Third Quarter                           4 5/8             2 1/4
         Fourth Quarter                          2 3/4             2

Fiscal Year ending June 30, 1995
- --------------------------------

         First Quarter                           2 11/16           2 1/8
         Second Quarter                          3 3/8             2 3/8
         Third Quarter                           3 3/4             2 1/2
         Fourth Quarter                          3 5/8             2 25/32

Fiscal Year ending June 30, 1996
- --------------------------------

         First Quarter                           6                 2 13/16
         Second Quarter                          6 1/4             4 1/4
         Third Quarter                           6 1/8             4 1/4
         Fourth Quarter                          6 3/4             5 1/8


         The closing price of the Common Stock on September 5, 1996 was 5 1/2.



                  As of September 4, 1996, the number of record holders of the Company's Common Stock was 87. The Company believes that this number does not include an estimated 1,000 beneficial owners of the Company's Common Stock who currently hold such securities in the name of depository institutions.

                  In August 1994, the Company completed a private placement of 500,000 shares of Series A Convertible Preferred Stock at a purchase price of $3.00 per share with gross proceeds of $1,500,000 and net cash proceeds of approximately $1,300,000. Each share of Preferred Stock was convertible into one share of Common Stock. The Preferred Stock bore a cumulative 10% dividend, payable quarterly. During fiscal year 1996, the Company paid $146,250 of dividends on the preferred stock. In June 1996 all of the shares of Preferred Stock were converted into Common Stock.

                  In June 1996, the Company completed a secondary public offering for 1,500,000 shares of its common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock (see above), at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by selling shareholders.

                  The Company has neither paid nor declared any dividends on its shares of Common Stock. The Board of Directors of the Company does not presently anticipate that cash dividends will be paid on its shares of Common Stock in the foreseeable future. In addition, the Company's agreement with its bank prohibits the payment of cash dividends (other then dividends on the Preferred Stock). The Company anticipates that any funds derived from operations in the foreseeable future will be required to be devoted to the development of the Company's business.

Item 6.           Selected Financial Data

                  The following selected consolidated financial information is derived from, and should be read in connection with, the consolidated financial statements of the Company contained elsewhere herein.


                                                                             Years Ended June 30,
                                            -------------------------------------------------------------------------------------
                                            1996                1995                1994                1993                 1992
                                            ----                ----                ----                ----                 ----
                                                                    (In thousands, except per share data)
Earnings Statement
  Data:
  Net Sales                                $65,104             $52,109             $31,996             $27,399             $23,526
 Earnings before
   cumulative
   effect of
   accounting
   change                                    1,409                 912                 504                 621                 335

  Net Earnings                               1,409                 912                 429                 621                 335

  Earnings Per
   Share before
   cumulative
   effect of
   accounting
   change                                      .40                 .32                 .23                 .28                 .16

  Earnings per                                 .40                 .32                 .20                 .28                 .16
  share

  Weighed Average                            3,195               2,369               2,191               2,213               2,139
   Common Shares
   Outstanding(1)
                                                                                        June 30,
                                            -------------------------------------------------------------------------------------
                                            1996                1995                1994                1993                 1992
                                            ----                ----                ----                ----                 ----
                                                                                (In thousands)
Balance Sheet
  Data:

  Total Assets                             $41,663             $27,212             $16,746             $12,610             $9,663

  Working Capital                           19,374              11,209               8,384               2,447              2,031

  Long Term                                 18,482              13,310               7,099               1,776              2,053
  Obligations
   (including
    capital lease
    obligations
    and amounts
    due to
    affiliates)

  Total                                     27,577              19,811              11,600               8,296              5,971
   Liabilities
   Warrants                                  1,171                   -                   -                   -                  -
   Stockholders'                            14,086               7,401               5,146               4,313              3,692
   Equity


- --------
(1)  See Footnote 11 to Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                  The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Statements of Earnings.

                                                                                Percentage of Revenues
                                                                 --------------------------------------------------
                                                                   Year                 Year                  Year
                                                                  Ended                 Ended                 Ended
                                                                 June 30,             June 30,              June 30,
                                                                   1996                 1995                  1994
                                                                  ------               ------                -----
Net Sales................................................        100.0%                100.0%                100.0%
Cost of sales............................................         78.9                  77.4                  77.5
                                                                  ----                  ----                  ----
Gross margin.............................................         21.1                  22.6                  22.5
Selling and shipping
expenses.................................................         12.5                  15.6                  13.9
General and administrative
expenses.................................................          2.8                   3.7                   5.0
Interest expense.........................................          2.8                   1.3                   1.4
Other Income.............................................          (.6)                 (1.0)                 (0.1)
                                                                   ----                 -----                 -----

Earnings before income
taxes....................................................          3.7                   3.0                   2.3
Income taxes.............................................          1.5                   1.2                    .7
                                                                   ---                   ---                   ---
Earnings before cumulative                                         2.2                   1.8                   1.6
effect of accounting change..............................
Cumulative effect of
accounting...............................................          --                     --                    .3
                                                                 ------                 -----                   --

Net earnings.............................................          2.2%                   1.8%                  1.3%
                                                                  ====                   ====                  =====



                  Year Ended June 30, 1996 Compared to Year Ended June 30, 1995. Revenues for the fiscal year ended June 30, 1996 were approximately $65,104,000, as compared to approximately $52,109,000 for the fiscal year ended June 30, 1995, an increase of approximately $12,995,000, or 24.9%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company's Manteca California facility.

                  The Company's gross margin as a percentage of revenues decreased from 22.6% in the year ended June 30, 1995 to 21.1% in the year ended June 30, 1996. The decrease in gross margin as a percentage of net sales was due to higher than normal costs during the second quarter of fiscal 1996 associated with the start-up of the mozzarella manufacturing operations in Manteca accompanied by the continued shift to lower margin sales associated with the foodservice and food ingredient markets. Also higher raw material costs during the fourth quarter of fiscal year 1996 which the Company elected to absorb rather than pass on to customers had a negative impact on the gross profit for such period.

                  Selling and shipping expenses decreased by approximately $8,000 from approximately $8,133,000 during the fiscal year ended June 30, 1995 to approximately $8,125,000 during the fiscal year ended June 30, 1996. As a percentage of revenues, selling and shipping expenses decreased from 15.6% for the fiscal year ended June 30, 1995 to 12.5% for the fiscal year ended June 30, 1996. This decrease is primarily due to the Company's increased revenue growth as well as a decrease in commission expenses.

                  General and administrative ("G&A") expenses decreased from approximately $1,911,000 in fiscal 1995 to approximately $1,807,000 in fiscal 1996, or $104,000. As a percentage of sales, G&A expenses decreased from 3.7% in fiscal 1995 to 2.8% in fiscal 1996. This decrease is primarily due to the Company's increased revenue growth during the fiscal year ended June 30, 1996.

                  Net interest expense increased to approximately $1,812,000 for the year ended June 30, 1996 from approximately $690,000 for the year ended June 30, 1995. The increase was the result of the Company's expanded borrowing and lease financing requirements necessary to finance working capital needs and capital expansion for the Manteca manufacturing facility.

            Other income decreased from approximately $520,000 in fiscal year 1995 to approximately $412,000 in fiscal year 1996, primarily as a result of other income associated with the payment in full of the note pertaining to the licensing agreement during fiscal year 1996 as compared to an approximate $378,000 gain on the sale of excess production equipment and deferred income of approximately $105,000 during fiscal year 1995.

                  The provision for income taxes for the year ended June 30, 1996 increased by approximately $371,000 compared to fiscal year 1995 as a result of increased taxable income.

                  Net earnings applicable to common stock increased to approximately $1,263,000 in fiscal year 1996 from approximately $762,000 in fiscal year 1995, or approximately $501,000. This increase is primarily due to the increase in gross margin, as a result of increased revenues, and to a lesser extent, decreases in both selling and shipping charges and general and administrative expenses, partially offset by increases in net interest expense and a decrease in other income.


                  Year Ended June 30, 1995 Compared to Year Ended June 30, 1994. Revenues for the fiscal year ended June, 30, 1995 were approximately $52,109,000, as compared to approximately $31,996,000 for the fiscal year ended June 30, 1994, an increase of approximately 20,113,000 or 62.9%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company's California facility and, to a lessor extent, for its retail soft cheese products.

                  The Company's gross margin increased by approximately $4,564,000 from approximately $7,195,000 in the year ended June 30, 1994 to approximately $11,759,000 in the year ended June 30, 1995, primarily as a result of the increased volume in the food service and food ingredient products. The Company's gross margin as a percentage of sales increased slightly to 22.6% for the year ended June 30, 1995 versus 22.5% for the comparable period last year.

                  Selling and shipping expenses increased by approximately $3,673,000 in fiscal year 1995 from approximately $4,460,000 in fiscal 1994 to approximately $8,133,000. As a percentage of sales, selling and shipping expenses increased from 13.9% to 15.6% respectively. This increase is primarily due to the additional advertising and promotional allowances offered in support of the Company's increased volumes, increased shipping charges, and to a lessor extent, the increase in bad debts reserve.

                  General and administrative expenses increased by approximately 311,000 to approximately $1,911,000 for the year ended June 30, 1995 as compared to $1,600,000 for the year ended June 30, 1994. This increase is primarily due to the increased expenses incurred in connection with the Company's increased sales. As a percentage of sales, however, G&A expenses decreased to 3.7% in fiscal year 1995 from 5.0% in fiscal year 1994.

                  Net interest expense increased to approximately $690,000 for the year ended June 30, 1995 from approximately $433,000 for the year ended June 30, 1994, or an increase of approximately $257,000. The increase was primarily due to the Company's expanded borrowing to finance working capital as well as lease financing requirements for it's Manteca expansion.

                  Other income of approximately $520,000 for fiscal year 1995, was primarily the result of an approximate $378,000 gain on the sale of excess production equipment.

                  The provision for income taxes for the year ended June 30, 1995 increased by $398,000 compared to the year ended June 30, 1994, as a result of increased taxable income. Effective July 1, 1993, the Company adopted the provisions of Financial Accounting Standard Number 109 (Accounting for Income Taxes), which resulted in a net charge for the cumulative effect of an accounting change of $75,000 in the year ended June 30, 1994.

                  Net earnings applicable to common stock increased to approximately $762,000 in the year ended June 30, 1995 from approximately $429,000 in the year ended June 30, 1994, or approximately $333,000. The increase in net earnings applicable to common stock is due to the increase in gross margin as a result of increased volume, and other income, partially offset by the increase in promotional and advertising expenses and for the increase in the Company's allowance for bad debts reserve, previously mentioned.


Liquidity and Capital Resources

                  At June 30, 1996, the Company had working capital of approximately $19,374,000 as compared with approximately $11,209,000 in June 1995, an increase of approximately $8,165,000. The increase in working capital is primarily due to increased sales and an increase in other assets as a result of the two marketing service agreements which have been terminated, and the pre-payment of the licensing agreement, partially offset by the increase in accounts payable and other accrued liabilities.

                  In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A. pursuant to which the fund loaned $5,000,000 to the Company. The loan is secured by a subordinated security interest in substantially all of the assets of the Company. The loan is subordinated to the loan of the Company's senior lender, Natwest Bank, N.A. The loan bears interest at 11.75% per annum. The principal amount of the loan is payable in twelve consecutive quarterly installments commencing January 1, 1999. In addition, in connection with the execution and delivery of the Loan and Security agreement, the Company delivered a Warrant to the fund exercisable for nominal additional consideration, for 354,990 shares of the Company's Common Stock. The warrant is exercisable until September 30, 2001 and the shares issuable upon exercise of the Warrant are subject to two demand registration rights on the part of the Fund and piggyback registration rights. In addition, after October 1, 2000, or upon the occurrence of certain other events, the Fund has the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair market value. The corresponding debt discount will be amortized over he life of the loan on the interest rate method.

                  The Company has a bank revolving credit facility that, in January 1996, was amended to increase the bank's potential commitment to $12,000,000 through June 30, 1996 and then to $15,000,000 through October 1997. The rate of interest on amounts borrowed under the revolving credit facility is the prime rate of the lending bank plus one-half of one percent. The revolving credit loan agreement expires on October 31, 1997. Advances under this facility are initially limited to 80% of eligible accounts receivable, 40% of all inventory except packaging material, as defined in the agreement. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of September 30, 1996, the Company is in compliance with these covenants. At June 30, 1996, the Company had $7,740,000 outstanding under the long-term revolving credit facility.

                  On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased financed by a mortgage from Natwest Bank, N.A. Proceeds of the loan amounted to $1,050,000, of which $647,000 was used to pay the Company's remaining obligation to the landlord. Approximately $363,750 is currently held in an escrow account from which the Company will draw to complete its expansion of a 7,800 square foot refrigerated storage facility. The five year note which bears interest at 8.51% per annum is being amortized at a fifteen year rate with a balloon payment of approximately $840,000 due on March 29, 2001. At June 30, 1996, the Company had obligations of approximately $1,041,000 under mortgage payable.

                  In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by the selling shareholders.

                  The Company typically finances equipment purchases through capital lease financing transactions. At June 30, 1996, the Company had obligations of approximately $5,640,000 under capital leases, including approximately $2,156,000 under capital leases entered into in fiscal year 1996. The increase in lease obligations is due to the capital leases entered into in connection with the expansion of the Company's production facilities.

                  Management believes that with an increase in its line of credit facility from $12,000,000 to $15,000,000 the Company has adequate working capital, including the net cash proceeds of approximately $4,481,000 from the secondary public offering of the Company's Common Stock, to meet its reasonably foreseeable cash requirements.

                  Net cash used by operating activities for the year ended June 30, 1996 was approximately $7,287,000, as compared with approximately $2,062,000 in the prior year. The use of cash in operations was primarily the result of increases in inventory, and accounts receivable in support of the Company's increased volume and other assets which were increased due to the payment of a licensing agreement, which has since been terminated, granting the licensee the right to manufacture and sell the Company's soft cheese products to the retail markets, partially offset by net earnings as adjusted for non-cash expenses, and increases in accounts payable and other accrued liabilities. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the year ended June 30, 1996 was approximately $1,607,000 as compared with $538,000 (which includes approximately $532,000 from the sale of excess production equipment) in the prior year. This increase is a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility). As a result, at June 30, 1996, the Company had cash of $528,865, as compared to $494,160 for the prior year.

                  As of September 5, 1996, the Company has made additional commitments for capital expenditures of approximately $2,400,000 under five-year capital leases.

Foreign Currency

                  The Company is subject to various risks inherent in dependence on foreign sources of supply, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and import quotas and other trade restrictions, all of which could have a significant impact on the Company's ability to obtain supplies and deliver finished products on a timely and competitive basis. The Company has no material hedged monetary assets, liabilities or commitments denominated in currencies other than the United States dollar.



Item 8.           Financial Statements and Supplementary Data

                  The Financial Statements and Supplementary Data of the Company are included following Part IV of this report.

Item 9.           Changes in and Disclosure with Accountants on
                  Accounting and Financial Disclosure

                           None.



                                    PART III


Item 10.          Directors and Executive Officers of the Company

                  The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1996 which will be filed on or before October 28, 1996 and is incorporated herein by reference.


Item 11.          Executive Compensation

                  The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1996 which will be filed on or before October 28, 1996 and is incorporated herein by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management

                  The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1996 which will be filed on or before October 28, 1996 and is incorporated herein by reference.


Item 13.          Certain Relationships and Related Transactions

                  The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1996 which will be filed on or before October 28, 1996 and is incorporated herein by reference.

                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

(a)      1.       Financial Statements                                     Page
                  --------------------                                     ----

         Report of Independent Certified Public Accountants                 F-1

         Independent Auditors' Report                                       F-2

         Consolidated Balance Sheets - June 30, 1996 and 1995               F-3

         Consolidated Statements of Earnings - For the
                  Years Ended June 30, 1996, 1995 and 1994                  F-4

         Consolidated Statements of Stockholders' Equity -
                  For the Years Ended June 30, 1996, 1995
                  and 1994                                                  F-5

         Consolidated Statements of Cash Flows - For the
                  Years Ended June 30, 1996, 1995 and 1994                  F-6

         Notes to Consolidated Financial Statements                  F-7 - F-16


(a)      2.       Financial Statement Schedules                            Page
                  -----------------------------                            ----

         Report of Independent Certified Public Accountants
                  on Supplemental Schedules                                F-17

         Schedule VIII - Valuation and Qualifying Accounts
                  and Reserves - For the Years Ended June 30,
                  1996, 1995 and 1994                                      F-18

(a)      3.     Exhibits

         3.     Articles of Incorporation and By-Laws
                3.1               Certificate of Incorporation, as amended*
                3.2               By-laws of the Registrant*
                3.3               Amendment to Certificate of Incorporation.

         10.    Material Contracts
                4.1 Rights Agreement, dated as of March 6, 1996, between the Company and Continental Stock Transfer & Trust Company**
                10.1              Stock Option Plan*
                10.2 Lease, Option and Assignment to Purchase the Company's Paterson, New Jersey facility and amendment thereto.*
                10.3 Employment Agreement by and between the Company and Mark Cocchiola.*
                10.4 Employment Agreement by and between the Company and Paul Lauriero.*
                10.6 Form of Equipment Lease dated March 16, 1993 by and between the Company and Gramercy Leasing Services, Inc.***
                10.11 Revolving Loan, Guaranty and Security Agreement by and among the Company, Suprema Specialties West, Inc. and National Westminister Bank NJ dated as of February 15, 1994, as amended****
                10.14 Form of Equipment Lease between the Company and BLT Leasing Corp. dated December 28, 1992.*****
                10.16 Amendment to Lease and Purchase Agreement, dated October 4, 1994 between East 35th Street Associates and the Company.*****
                10.17 Loan and Security Agreement among CoreStates, Enterprise and the Company and Suprema Specialties West, Inc. dated October 25, 1995.****
- --------
* Incorporated by reference to the registrant's registration statement on Form S-18, SEC File No. 33-39076-NY
** Incorporated by reference to the registrant's registration Report on Form 8-K dated March 18, 1996.
*** Incorporated by refrence to the registrant's Annual Report on Form 10-K for the year ended June 30, 1992.
**** Incorporated by reference to the registrant's Report on Form 10-Q for the quarter ended December 31, 1995.
***** Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended June 30, 1993.
******Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

                  10.18 Lease between Cape Vincent Milk Producers Cooperative, Inc., Marble City Bulk Milk Producers Cooperative, Inc., Northern New York Bulk Milk Producers Cooperative, Inc., Seaway Bulk Milk Producers Cooperative Inc., and the Company, dated May 21, 1996.

         21.      Subsidiaries of the Registrant

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SUPREMA SPECIALTIES, INC.


                                               By:___________________________
                                                  Mark Cocchiola, President

Dated:  September __, 1996

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                        Title                                       Date
- ----                                        -----                                       ----

_____________________                       Chairman of the Board,                      September __, 1996
Mark Cocchiola                              President, Chief
                                            Executive Officer and
                                            Director (Principal
                                            Executive Officer)

_____________________                       Executive Vice                              September __, 1996
Paul Lauriero                               President and Director

_____________________                       Chief Financial                             September __, 1996
Steven Venechanos                           Officer, and
                                            Secretary

_____________________                       Director                                    September __, 1996
Marco Cocchiola

_____________________                       Director                                    September __, 1996
Rudolph Acosta

_____________________                       Director                                    September __, 1996
Paul DeSocio

_____________________                       Director                                    September __, 1996
Michael Golden


                                                        SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SUPREMA SPECIALTIES, INC.


                                           By: /s/ Mark Cocchiola
                                              -----------------------------
                                              Mark Cocchiola, President
Dated:  September   , 1996

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                        Title                                       Date

/s/ Mark Cocchiola                          Chairman of the Board,                      September   , 1996
- ------------------                          President, Chief
Mark Cocchiola                              Executive Officer and
                                            Director (Principal
                                            Executive Officer)


/s/ Paul Lauriero                           Executive Vice                              September   , 1996
- ------------------                          President and Director
Paul Lauriero


/s/ Steven Venechanos                       Chief Financial                             September   , 1996
- ---------------------                       Officer and
Steven Venechanos                           Secretary




/s/ Marco Cocchiola                         Director                                    September   , 1996
- ----------------------
Marco Cocchiola


/s/ Rudolph Acosta                          Director                                    September   , 1996
- ----------------------
Rudolph Acosta


/s/ Paul DeSocio                            Director                                    September   , 1996
- ----------------------
Paul DeSocio


/s/ Michael Golden                          Director                                    September   , 1996
- ----------------------
Michael Golden

                                      -24-

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)   1.   Financial Statements                                           Page
           --------------------                                           ----

           Report of Independent Certified Public Accountants              F-1

           Consolidated Balance Sheets - June 30, 1996 and 1995            F-2

           Consolidated Statements of Earnings -
               For the Years Ended June 30, 1996, 1995 and 1994            F-3

           Consolidated Statements of Stockholders' Equity -
               For the Years Ended June 30, 1996, 1995 and 1994            F-4

           Consolidated Statements of Cash Flows -
               For the Years Ended June 30, 1996, 1995 and 1994            F-5

           Notes to Consolidated Financial Statements               F-6 - F-16


(a)   2.   Financial Statement Schedules
           -----------------------------

           Report of Independent Certified Public Accountants on
               Supplemental Schedule                                      F-17

           Schedule II - Valuation and Qualifying Accounts and
               Reserves - For the Years Ended June 30, 1996,
               1995 and 1994                                              F-18

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Suprema Specialties, Inc. and Subsidiary
Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Suprema Specialties, Inc. and Subsidiary, as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suprema Specialties, Inc. and Subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2, during the year ended June 30, 1994 Suprema Specialties, Inc. and Subsidiary changed their method of accounting for income taxes.








                                                              BDO Seidman, LLP

Woodbridge, New Jersey

August 15, 1996

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,
                                                                                    -------------------------------
                                                                                    1996                      1995
                                                                                    ----                      ----
                  ASSETS
Current:
   Cash                                                                            $   528,865           $     494,160
   Accounts receivable, net of allowances of
     $508,290 and $380,300 at June 30, 1996
     and 1995, respectively                                                          8,805,801               5,350,823
   Inventories                                                                      16,901,355              10,352,976
   Current portion of notes receivable                                                       -                 300,000
   Prepaid expenses and other current assets                                         1,954,589               1,353,558
   Deferred income taxes                                                               183,548                 328,000
                                                                                      --------              ----------
       TOTAL CURRENT ASSETS                                                         28,374,158              18,179,517

PROPERTY, PLANT AND EQUIPMENT, net                                                  11,444,496               8,536,195

NOTES RECEIVABLE                                                                             -                 337,500

OTHER ASSETS                                                                         1,843,905                 158,967
                                                                                    ----------             -----------
                                                                                   $41,662,559             $27,212,179
                                                                                   ===========             ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                                                $ 6,504,476            $  4,740,486
   Current portion of capital leases                                                 1,562,953               1,318,109
   Mortgage payable - current                                                           36,588                       -
   Income taxes payable                                                                244,413                 535,732
   Accrued expenses and other
     current liabilities                                                               569,502                 341,532
   Deferred income taxes                                                                82,154                  35,000
                                                                                       -------                 -------
       TOTAL CURRENT LIABILITIES                                                     9,000,086               6,970,859

DEFERRED INCOME TAXES                                                                  522,133                 436,000
DEFERRED INCOME                                                                              -                 412,500
REVOLVING CREDIT LOAN                                                                7,740,000               7,700,000
SUBORDINATED DEBT                                                                    4,061,468                       -
LONG-TERM CAPITAL LEASES                                                             4,077,386               4,291,648
MORTGAGE PAYABLE                                                                     1,004,745                       -
                                                                                    ----------             -----------
                                                                                    26,405,818              19,811,007
                                                                                   -----------             -----------

WARRANTS (subject to mandatory redemption)                                           1,171,000                       -
                                                                                    ----------             -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Redeemable, convertible preferred stock, $.01 par value, 2,500,000 shares authorized, 0 and 500,000 issued and outstanding at June 30,
     1996 and 1995, respectively                                                             -               1,108,977
   Common stock, $.01 par value, 10,000,000
     shares authorized, 4,300,193 and
     2,450,000 shares issued and outstanding at
     June 30, 1996 and 1995, respectively                                               43,002                  24,500
   Additional paid-in capital                                                       10,163,537               3,651,528
   Retained earnings                                                                 3,879,202               2,616,167
                                                                                    ----------              ----------
       TOTAL STOCKHOLDERS' EQUITY                                                   14,085,741               7,401,172
                                                                                   -----------              ----------
                                                                                   $41,662,559             $27,212,179
                                                                                   ===========             ===========

          See accompanying notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS




                                                                                                Years ended June 30,
                                                                                ------------------------------------------------
                                                                                       1996               1995              1994
                                                                                       ----               ----              ----

Net sales                                                                       $65,103,914        $52,109,014       $31,996,150
Cost of sales                                                                    51,358,460         40,350,333        24,801,481
                                                                                -----------        -----------       -----------
       Gross margin                                                              13,745,454         11,758,681         7,194,669
                                                                                -----------        -----------        ----------

Expenses:
   Selling and shipping expenses                                                  8,125,052          8,133,382         4,459,621
   General and administrative expenses                                            1,807,275          1,910,899         1,599,616
                                                                                 ----------         ----------        ----------
                                                                                  9,932,327         10,044,281         6,059,237
                                                                                 ----------        -----------        ----------

Income from operations                                                            3,813,127          1,714,400         1,135,432
Other income (expense):
   Interest - net                                                                (1,812,342)          (690,026)         (433,494)
   Other                                                                            412,500            520,165            37,500
                                                                                 ----------        -----------        ----------
                                                                                 (1,399,842)          (169,861)         (395,994)
                                                                                 ----------        -----------        ----------

Earnings before income taxes                                                      2,413,285          1,544,539           739,438
Income taxes                                                                      1,004,000            633,000           235,000
                                                                                 ----------           --------          --------

Earnings before cumulative effect of
   accounting change                                                              1,409,285            911,539           504,438

Cumulative effect of accounting change                                                    -                  -            75,000
                                                                                 ----------        -----------        ----------

Net earnings                                                                     $1,409,285          $ 911,539         $ 429,438
                                                                                 ==========          =========         =========

Preferred Stock Dividends                                                          (146,250)          (150,000)                -

Net earnings applicable to common stock                                           1,263,035            761,539           429,438

Earnings per share applicable to common
   stockholders before cumulative effect of
   accounting change                                                                  $ .40              $ .32             $ .23

Cumulative effect of accounting change per share                                          -                  -               .03
                                                                                 ----------        -----------        ----------

Net earnings per share applicable to common
   stockholders                                                                       $ .40              $ .32             $ .20
                                                                                 ==========          =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING USED
   TO COMPUTE NET EARNINGS PER SHARE                                            $ 3,195,358          2,369,093         2,191,113
                                                                                 ==========          =========         =========


          See accompanying notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                Series A                                              Additional
                                            Preferred stock                      Common stock           paid-in          Retained
                                       Shares            Amount           Shares          Amount        capital          earnings
                                       ------            ------           ------          ------        -------          --------


Balance, June 30, 1993 .........            --        $      --          2,150,000    $     21,500    $  2,866,650     $  1,425,190

Issuance of shares in
   satisfaction of
   trade payables ..............            --               --            100,000           1,000         202,878             --

Net proceeds from
   preferred stock .............          89,468          199,171             --              --              --               --

Net earnings ...................            --               --               --              --              --            429,438
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30, 1994 .........          89,468          199,171        2,250,000          22,500       3,069,528        1,854,628

Issuance of shares in
   satisfaction of
   trade payables ..............            --               --            200,000           2,000         582,000             --

Net proceeds from
   preferred stock .............         410,532          909,806             --              --              --               --

Dividends on
   preferred stock .............            --               --               --              --              --           (150,000)

Net earnings ...................            --               --               --              --              --            911,539
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30, 1995 .........         500,000        1,108,977        2,450,000          24,500       3,651,528        2,616,167

Issuance of shares on
   conversion of
   marketing service
   agreements ..................            --               --            306,900           3,070         937,114             --

Issuance of shares on
   cashless exercise
   of warrants .................            --               --             43,293             432            (432)            --

Dividends on
   preferred stock .............            --               --               --              --              --           (146,250)

Net proceeds from
   shares issued
   during secondary
   offering ....................            --               --          1,000,000          10,000       4,471,350             --

Conversion of Series
   "A" convertible
   preferred stock
   into common stock ...........        (500,000)      (1,108,977)         500,000           5,000       1,103,977             --

Net earnings ...................            --               --               --              --              --          1,409,285
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30, 1996 .........            --               --          4,300,193    $     43,002    $ 10,163,537     $  3,879,202
                                    ============     ============     ============    ============    ============     ============


          See accompanying notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended June 30,
                                                                                  ----------------------------------------------
                                                                                     1996              1995             1994
                                                                                     ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                   $ 1,409,285         $ 911,539        $ 429,438
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Other income                                                                  (412,500)         (150,000)         (37,500)
       Depreciation and amortization                                                1,086,949           485,452          394,259
       Provision for doubtful accounts                                                 82,030           680,500           30,500
       (Gain) loss on disposal of property and equipment                                    -          (370,608)               -
       Deferred income taxes                                                          301,000          (268,000)        (122,000)
       (Increase) decrease in assets:
          Accounts receivable                                                      (3,537,008)       (1,378,275)        (900,097)
          Other receivables                                                                 -                 -          400,000
          Inventories                                                              (6,548,379)       (4,567,988)      (2,783,076)
          Prepaid expenses and other current assets                                   124,788          (259,880)        (551,941)
          Prepaid income taxes                                                              -                 -           59,780
          Due from officers                                                                 -                 -            2,670
          Other assets                                                             (1,470,571)           43,812          (38,031)
       Increase (decrease) in liabilities:
          Accounts payable                                                          1,763,990         2,351,973          459,692
          Income taxes payable                                                       (291,319)          276,469          317,263
          Accrued expenses and other current
            liabilities                                                               204,690           183,198          (35,106)
                                                                                   ----------        ----------       ----------
          Net cash used in operating activities                                    (7,287,045)       (2,061,808)      (2,374,149)
                                                                                   ----------        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                                       -           531,679                -
   Payments for purchase of
     property and equipment                                                        (1,606,755)       (1,070,062)        (205,356)
                                                                                   ----------        ----------       ----------
          Net cash used in investing activities                                    (1,606,755)         (538,383)        (205,356)
                                                                                   ----------        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit loan                                             18,175,000         3,775,000        5,450,000
   Repayment of revolving credit loan                                             (18,135,000)       (1,525,000)      (3,100,000)
   Proceeds from subordinated loan                                                  5,000,000                 -                -
   Proceeds from mortgage                                                           1,050,000                 -                -
   Proceeds from secondary offering                                                 4,481,350                 -                -
   Principal payments of mortgage                                                      (8,667)                -                -
   Principal payments of capital leases                                            (2,125,428)         (808,595)        (567,146)
   Proceeds from note receivable                                                      637,500           337,500          600,000
   Payment of preferred dividend                                                     (146,250)         (150,000)               -
   Proceeds from preferred stock                                                            -         1,036,600          268,400
                                                                                           --        ----------         --------

          Net cash provided by financing activities                                 8,928,505         2,665,505        2,651,254
                                                                                   ----------        ----------       ----------

NET INCREASE IN CASH                                                                   34,705            65,314           71,749
CASH, beginning of period                                                             494,160           428,846          357,097
                                                                                     --------          --------         --------

CASH, end of period                                                                 $ 528,865         $ 494,160        $ 428,846
                                                                                    =========         =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized of $51,996
       in 1996, $253,000 in 1995 and $0 in 1994)                                   $1,900,630         $ 744,797        $ 467,207
     Income taxes                                                                   1,019,439           693,817           93,489

   Noncash investing and financing transactions:
     Purchases of property and equipment through
       capital leases                                                               2,156,010         4,769,609          439,661
     Satisfaction of accounts payable through the


          See accompanying notes to consolidated financial statements.

                                                                                             Years ended June 30,
                                                                                  ----------------------------------------------
                                                                                     1996              1995             1994
                                                                                     ----              ----             ----

       issuance of common stock                                                             -           584,000          203,878
     Decrease in prepaid expenses related to place-
       ment of preferred stock                                                              -           161,685                -
     Decrease in accrued expenses related to place-
       ment of preferred stock                                                              -            34,338                -
     Issuance of common stock upon conversion of
       marketing service agreements                                                   940,184                 -                -


          See accompanying notes to consolidated financial statements.

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Suprema Specialties, Inc., a New York corporation incorporated on August 15, 1983 and its subsidiary (the "Company") manufactures, processes and markets a variety of premium, gourmet natural cheese products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the financial statements of Suprema Specialties, Inc. and its wholly-owned subsidiary, Suprema Specialties West, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Inventory

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease, including renewal options, or the useful lives of the assets. Equipment under capitalized leases is being amortized over the useful lives of the assets.

Product Introduction Costs

Certain product introduction costs, included in prepaid expenses and other current assets, are capitalized and amortized over the stated program period, generally ranging from one to twelve months.

Advertising Cost

The Company expenses advertising costs as incurred and cooperative advertising costs when related revenue is recognized. Advertising costs amounted to $3,431,408, $2,662,000 and $950,000 in 1996, 1995 and 1994, respectively.

Income Taxes

Effective July 1, 1993, the Company adopted SFAS No. 109 and as such, recorded a net tax charge of $75,000 or $.03 per share, which amount represents the net increase to the deferred tax liability as of that date. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Such amount has been reflected in the consolidated statement of earnings as the cumulative effect of an accounting change.

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting For Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." The Company believes that this pronouncement will not have a material impact on the Company's results of operations and financial condition. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company is currently studying SFAS No. 123, but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. Accordingly, the adoption of SFAS No. 123 is not expected to have a material impact on the Company's results of operations or financial condition.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                       June 30,
                                          --------------------------------
                                             1996                  1995
                                          ----------            -----------

Raw materials                             $ 2,497,204           $ 2,695,134
Finished goods                             13,582,636             7,101,025
Packaging                                     821,515               556,817
                                             --------              --------

                                          $16,901,355           $10,352,976
                                          ===========           ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                       June 30,
                                          --------------------------------
                                             1996                  1995
                                          ----------            -----------

Property and plant                      $   936,370           $   936,370
Equipment                                10,257,875             5,285,497
Leasehold improvements                      839,589               812,936
Furniture and fixtures                      357,757               345,829
Delivery equipment                           48,179                48,179
Construction in progress                  1,875,931             3,124,109
                                         ----------            ----------
                                         14,315,701            10,552,920
Less: Accumulated depreciation and
   amortization                           2,871,205             2,016,725
                                         ----------            ----------

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         $11,444,496           $ 8,536,195
                                         ===========           ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

Included in property, plant and equipment are plant and equipment acquired under capital leases with an initial cost of $9,409,403 and $8,053,393 and accumulated amortization of $1,914,210 and $1,421,531 as of June 30, 1996 and 1995,
respectively.

NOTE 5 - NOTES RECEIVABLE

On March 1, 1993, the Company entered into an agreement with an unrelated third party (the "Licensee"), licensing the right to manufacture, market, sell and distribute the Company's retail soft cheese product line. The Company received a non-refundable fee of $1,250,000, payable in installments over a fifteen year period, commencing April 1, 1993. In addition, the Company was to receive royalty payments in years three through fifteen, based on specified sales levels. On October 5, 1993, the notes received in connection with the sale of the license and the royalty stream were sold for $500,000 in cash and $450,000 in notes to an unrelated third party (the "Purchaser"). These notes, at an interest rate of prime plus 1 1/2%, were payable in twelve equal quarterly installments beginning December 31, 1993. The sale of the license was included as other income in the statement of earnings for the year ended June 30, 1993. The balance of the notes receivable at June 30, 1995 was $187,500. In December 1995, this note was collected in full.

In the third quarter of fiscal 1994, the Company was advised that the Licensee was discontinuing production of the retail soft cheese product line. As a result the Purchaser acquired the Licensee's rights and assumed the obligations under the March 1, 1993 license agreement. During the fourth quarter of fiscal 1994 the Company reached an agreement in principle to sub-license the rights to produce the retail soft cheese products from the Purchaser over a four year period commencing July 1, 1994 in exchange for a royalty based on specified sales levels of the related products. As an inducement to have the Company enter into the sub-license arrangement the Purchaser promised to pay the Company $600,000 in equal quarterly installments over four years evidenced by a 6% promissory note effective April 1, 1994 in an equal amount. The note receivable and deferred income were reflected in the accompanying balance sheets and the related deferred income was being amortized on a straight-line basis over the term of the agreement. The balance of the notes receivable and deferred income at June 30, 1995 were $450,000 and $412,500, respectively. In December 1995, the agreement was terminated, the notes were paid in full and the associated income was recognized.

NOTE 6 - MARKETING SERVICE AGREEMENTS

The Company entered into marketing service agreements with unaffiliated third parties expiring at various dates through June 1998, pursuant to which the Company was provided with certain marketing and program support services, including the payment of advertising promotional expenditures by such parties (no amounts were provided during 1994 through 1996) in exchange for commissions based on Company sales of specified products. The Company was required to pay these commissions without any set-off, notwithstanding any termination of the agreements. In addition, two of the agreements provided that after an initial period (as defined in the agreements) under certain conditions, the Company or the providers of the marketing services have the

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


right to convert some or all of the remaining estimated commissions to common stock of the Company at the market price at the time of conversion. Such conversion right was limited to no more than 10% and 2 1/2%, as specified in each of the agreements, of the Company's common stock issued and outstanding at the time of the conversion. For the years ended June 30, 1996, 1995 and 1994, commission expenses related to the marketing agree-ments, were approximately $598,100, $743,500 and $730,000, respectively.

NOTE 6 - MARKETING SERVICE AGREEMENTS (continued)

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

During fiscal 1994 the Company made payments under the marketing services agreements leading to a prepaid position of $430,000 which is included in other current assets. The balance at June 30, 1995 amounted to $622,500. In December 1995, an additional $300,000 was prepaid as final settlement of the remaining agreements. This amount will be charged to expense over the remaining three years of the related agreements as the applicable sales revenue is recorded. In connection with the amendment of two of its Marketing Service Agreements the Company granted warrants to purchase 50,000 shares of the Company's common stock in September 1994. The warrants are exercisable at $3.00 per share and terminate on June 30, 1998.

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                                                     June 30,
                                 -------------------------------------------
                                    1996            1995             1994
                                 ----------       ---------        ---------
Current taxes:
   Federal                        $ 555,000       $ 698,000        $ 348,000
   State                            148,000         203,000           84,000
                                   --------        --------          -------
                                    703,000         901,000          432,000
Deferred taxes                      301,000        (268,000)        (197,000)
                                   --------       ---------        ---------

                                 $1,004,000       $ 633,000        $ 235,000
                                 ==========       =========        =========

The following reconciles income taxes at the U.S. statutory rate to the provision for income taxes:


                                                          June 30,
                                             ----------------------------------
                                               1996         1995        1994
                                             ---------    ---------   ---------

Computed tax expense at statutory rates      $ 821,000     $525,000    $243,000
State taxes, net of federal tax benefit        109,000       97,000      44,000
Net operating loss carryforward                      -            -     (61,000)
Travel and entertainment expenses not
   deductible                                   67,000        8,000       6,000

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Officers life insurance not deductible          7,000        3,000        3,000
                                           ----------     --------     --------
                                           $1,004,000     $633,000     $235,000
                                           ==========     ========     ========

Deferred income taxes arise from the difference between book and tax accounting for depreciation, the write-offs of uncollectible accounts receivable and product introduction costs.

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

The deferred tax liabilities are comprised of the following components as of June 30, 1996 and 1995:

                                                      June 30,
                                          -------------------------------
                                            1996                  1995
                                          ---------             ---------

Depreciation                              $ 522,000             $ 436,000
Product introduction costs                   82,000                35,000
                                          ---------             ---------
                                            604,000               471,000
Accounts receivable reserve                (183,000)             (328,000)
                                          ---------             ---------
                                          $ 421,000             $ 143,000
                                          =========             =========


NOTE 8 - LONG-TERM DEBT

Revolving Credit Loan

In January 1996, the long-term revolving credit facility (the "Facility") between the Company and a bank was amended to increase the line for up to $12,000,000 through June 30, 1996 and then to $15,000,000 through October 31, 1997. The rate of interest on amounts borrowed under the Facility is the prime rate of the lending bank plus 1/2 of 1% (8 3/4% as of June 30, 1996). The Facility is colla-teralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. In connection with obtaining the Facility, the Company paid a $5,000 origination fee, and has agreed to pay a commitment fee on the average daily unused portion of the Facility, equal to 1/4 of 1% per annum. Advances under this Facility are limited to 85% of eligible accounts receivable, 50% of all inventory except packaging material, and 30% of packaging material, as defined in the Facility agreement. The Facility agreement contains three restrictive financial covenants, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined and a restriction on dividends to common shareholders. As of June 30, 1996, the Company was in compliance with these covenants.

At June 30, 1996, the Company had approximately $4,260,000 available for borrowing under the Facility.

Subordinated Debt Facility

In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan is secured by a subordinated security interest in substantially all of the assets of the Company. The loan is subordinated to the loan of the Company's senior lender, Natwest Bank, N.A. The loan bears interest at 11 3/4% per annum. The principal amount of the loan is payable in 12 consecutive quarterly installments commencing September 30, 1998. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for nominal additional consideration for 354,990 shares of the Company's Common Stock. The Warrant is exercisable until September 30, 2001 and the shares issuable upon exercise of the Warrant are

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to two demand registration rights on the part of the Fund and piggyback registration rights. In addition, after October 1, 2000, or upon the occurrence of certain other rights, the Fund has the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair value at date of issue, $1,100,000. The corresponding debt discount will be amortized over the life of the loan on the interest rate method. At June 30, 1996, the value of the put option was $1,400,000. The difference between this calculated value and the recorded value is being accreted over the life of the put option.

Mortgage Payable

On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds, $363,750 is currently held in an escrow account (included in other assets on the balance sheet) from which the Company will draw to complete its expansion of a 7,800 square foot refrigerated storage facility. The five year note which bears interest at 8.51% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year five of approximately $840,000.

Principal payments on long-term debt over the next five years and thereafter are as follows:

   1997                                                 $    36,588
   1998                                                   8,613,208
   1999                                                   1,710,124
   2000                                                   1,714,028
   2001                                                   1,707,385
                                                        -----------
   Total principal payments                              13,781,333
   Less: Discount on suborinated debt                       938,532
                                                        -----------
                                                        $12,842,801
                                                        ===========

The fair value of the long-term debt and capital leases approximates the recorded value based on borrowing rates currently available for loans with similar terms and maturities.

NOTE 9 - CAPITAL LEASES

There are various equipment and furniture and fixtures financed under capital leases. These leases have interest rates ranging from 6.7% to 11.5%. At June 30, 1996, the Company's future minimum lease payments under capital leases are as follows:

   1997                                               $2,110,510
   1998                                                1,767,851
   1999                                                1,691,260
   2000                                                  992,232
   2001                                                  188,588
   Thereafter                                            161,699
                                                        --------
   Total minimum lease payments                        6,912,140
   Less: amount representing interest                  1,271,801
                                                      ----------
   Present value of minimum lease payments             5,640,339

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Less: current portion                               1,562,953
                                                      ----------
   Long-term portion of capital leases                $4,077,386
                                                      ==========


NOTE 10 - LEASE COMMITMENTS

The Company rents warehouse space and certain equipment under lease arrangements classified as operating leases. The lease for the production facilities in Manteca, which was renewed in December 1994, expires 10 years from the date of completion of construction of each segment of the facility with two five year renewal options. Rent expense was $731,875, $362,703 and $214,703 for the years ended June 30, 1996, 1995 and 1994, respectively. Future minimum rental payments under non-cancelable operating leases are: 1997 - $540,698; 1998 - $614,814; 1999 - $777,871; 2000 - $807,517; 2001 - $807,517 and thereafter - $3,230,068.

NOTE 11 - STOCKHOLDERS' EQUITY

Stock Issuance

In March 1994, the Company issued 100,000 shares of its $0.01 par value common stock to a supplier. The net proceeds from the sale of these shares, which amounted to $203,878, were used in partial satisfaction of the accounts payable due to the supplier.

In December 1994, the Company issued 200,000 shares of its $0.01 par value, common stock to a supplier. The net proceeds from the sale of these shares, which amounted to $584,000, were used in partial satisfaction of the accounts payable due to the supplier.

In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock at a purchase price of $5.50 per share. Net proceeds from the offering was approximately $4,481,350. The Company received no proceeds from the shares issued during the offering from those shares offered by the selling shareholders.

Issuance of Preferred Stock

In August 1994 the Company completed a private placement of 500,000 shares of Series A convertible preferred stock (the "Preferred Stock") for gross proceeds of $1,500,000 or $3.00 per share. Costs and expenses related to the offering totalled $391,023 of which $156,423 was incurred and included in prepaid expenses as of June 30, 1994. Each share of Preferred Stock was convertible into one share of common stock at any time prior to redemption at a conversion price of $3.00 per share. The Preferred Stock was redeemable at the Company's option any time after the first anniversary of the closing provided the daily average of the high and low price of the Company's common stock equals or exceeds $5 per share for 10 consecutive days. Such redemption would be at $3.00 per share plus accrued and unpaid dividends. Quarterly dividends were payable in cash which commenced September 30, 1994 at an annual dividend rate of 10% and are cumulative.

As of June 30, 1994 the Company received gross proceeds from the private placement of $268,400 on subscriptions for 89,468 shares which was presented as a component of stockholders' equity in the accompanying financial

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements, net of a proportional amount of related expenses totalling $69,229. The remaining proceeds amounting to $909,806 for 410,532 shares was received in July and August 1994 net of related expenses totaling $321,794.

In June 1996, these shares were converted into common stock.

NOTE 11 - STOCKHOLDERS' EQUITY (continued)


Stock Option Plan

On February 11, 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Plan, which expires in February 2001, is administered by the board of directors. The selection of participants, allotment of shares, determination of price and other conditions of the grant of options is determined by the board at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

In November 1995, the Company amended this 1991 Stock Option Plan (the "Plan") to increase the maximum number of shares as to which options may be granted under the Plan from 350,000 to 450,000. Stock option transactions under the Plan are summarized as follows:

                                           Number of            Option price
                                            shares                per share
                                            ------                ---------
Outstanding at June 30, 1993                110,000            $2.750 - $4.125
    Granted                                  78,500            $2.375 - $5.625
    Forfeited                               (80,000)           $2.750 - $4.125
    Exercised                                     -
                                            -------
Outstanding at June 30, 1994                108,500            $2.375 - $5.625
    Granted                                 154,000            $2.500 - $3.250
    Forfeited                               (13,500)           $2.375 - $5.625
    Exercised                               -------
                                                 --
Outstanding at June 30, 1995                249,000            $2.375 - $5.625
    Granted                                 105,000            $4.250 - $5.500
    Forfeited                                (8,000)           $3.060 - $3.060
    Exercised                                     -
                                            -------
Outstanding at June 30, 1996                346,000

At June 30, 1996, options to acquire 182,339 shares of common stock were exercisable at a price of $2.38 - $5.63 per share.

At June 30, 1995, options to acquire 190,000 shares of common stock were exercisable at a price of $3.06 - $3.50 per share.

Warrants

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with entering into a consulting agreement with the investment banker which acted as sales agent for the private placement of Preferred Stock discussed above, on April 28, 1994 and June 30, 1994, the investment banker was granted two warrants to purchase 45,000 and 40,000 shares, respectively, of the Company's $0.01 par value common stock. Each warrant terminates 5 years from its issue date, and carries a $3.00 exercise price.

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

As of June 30, 1994 and 1993, a total of 260,000 and 175,000 warrants, respectively, have been issued to unaffiliated parties at exercise prices ranging from $3.00 to $5.08 per share. At June 30, 1996, these warrants are exercisable at prices ranging from $3.00 to $5.08 per share.

As discussed in Notes 6 and 8, in September 1994 and October 1995, the Company granted warrants to purchase 50,000 and 354,990 shares of common stock exercisable at $3.00 and $.01 per share through June 30, 1998 and September 2001, respectively.

NOTE 12 - EARNINGS PER SHARE

The earnings per share were computed by dividing the net earnings applicable to common stockholders by the weighted average number of shares outstanding during each period. Fully diluted earnings per share computations have not been disclosed because the effect is antidilutive.

The earnings per share computation for the year ended June 30, 1994 was based upon 2,150,000 shares outstanding at the beginning of the year, plus 100,000 shares arising from the issuance of common stock in partial satisfaction of a trade payable, and includes the assumed conversion of all outstanding options and warrants using the treasury stock method.

The earnings per share computation for the year ended June 30, 1995 was based upon 2,250,000 shares outstanding at the beginning of the year, plus 200,000 shares arising from the issuance of common stock in partial satisfaction of a trade payable and includes the assumed conversion of all outstanding options and warrants using the treasury stock method.

The earnings per share computation for the year ended June 30, 1996 was based upon the 2,450,000 shares outstanding at the beginning of the year plus a proration of the 306,900 shares issued in connection with the conversion of the two marketing service agreements, a proration of 43,293 shares issued in connection with the cashless option exercise pertaining to underwriters warrants and a proration of 1,500,000 shares issued in the Company's secondary public offering.

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - OTHER COMMITMENTS

On November 21, 1994, the board of directors of the Company revised and extended the President and Executive Vice President employment agreement through June 30, 1997. Each agreement provides for an annual salary of $250,000, subject to a cost of living increase, and an annual bonus equal to 5% of the Company's pre-tax profits in excess of $650,000. Both of the employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete with the Company during the term of his employment or for a period of one year following termination by either party for any reason. Both agreements also provide that if the employee's employment is terminated under certain circumstances, including a change of control, the employee will be entitled to receive severance pay equal to the highest of (i) $250,000 ($450,000 in the event of a change of control) or (ii) the total compensation received from the Company during the one-year period (three-year period in the event of a change of control) prior to the date of termination. For the years ended June 30, 1996 and 1995, the President and Executive Vice President waived the annual bonus.

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the 1996, 1995 and 1994 fiscal years (in thousands of dollars except per share data):


                                                           First              Second              Third              Fourth
1996                                                      Quarter             Quarter            Quarter             Quarter

Net sales                                                 14,899              15,329              16,302            18,574
Gross profit                                               3,160               3,063               3,662             3,861
Income from operations                                       678                 775               1,123             1,237
Net Earnings                                                 257                 431                 367               355
Net earnings per share                                       .08                 .13                 .10               .09

1995

Net sales                                                 12,058              13,671              13,331            13,049
Gross profit                                               2,397               3,119               3,016             3,227
Income from operations                                       434                 277                 358               645
Net Earnings                                                 194                 212                 234               272
Net earnings per share                                       .07                 .08                 .08               .09


NOTE 15 - CONCENTRATION OF CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers concentrations of credit risk are very limited. The Company also provides a reserve for bad debts for accounts receivable where there is a possibility for loss.

The Company maintains demand deposits with major banks. At June 30, 1996 and 1995, approximately 98% of the Company's cash was held in one major bank.

               SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - MAJOR CUSTOMER

During the fiscal year ended June 30, 1996, the Company had sales to two major customers of $8,394,000 and 7,982,000 representing approximately 13% and 12% of net sales, respectively.

During the fiscal year ended June 30, 1995 and 1994, the Company had sales to different major customers of $6,117,000 and $3,501,000 representing approximately 12% and 11% of net sales, respectively.

NOTE 17 - SUBSEQUENT EVENT

Subsequent to year end the Company has entered into agreements for the capital lease of equipment in connection with further improvements in their Manteca facility. Through August 1996, such leases involve commitments of $2,400,000, which will be recorded as capital lease obligations with corresponding additions to property and equipment. Annual payments under these leases total approximately $162,000.

On July 2, 1996 the underwriter of the Company's secondary public offering elected to exercise its over allotment of 225,000 shares of the Company's .01 par value common stock. Net proceeds received from the issuance amounted to $1,089,000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Suprema Specialties, Inc. and Subsidiary
Paterson, New Jersey

The audits referred to in our report dated August 15, 1996 relating to the consolidated financial statements of Suprema Specialties, Inc. and Subsidiary, which is contained in Item 8 of this Form 10-K, included the audits of the June 30, 1996, 1995 and 1994 financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.






                                                              BDO Seidman, LLP


Woodbridge, New Jersey

August 15, 1996

                                                                     Schedule II
SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996



                                   Balance @           Charged to            Charged to                                Balance
                                  Beginning of         Costs and               Other                                  @ End of
       Description                   Period           Expenses (1)            Accounts         Deductions (2)          Period
- ---------------------------    -----------------     --------------        --------------      ---------------       ---------
YEAR ENDED JUNE 30, 1994
   Accounts receivable
      allowance                  $227,000              $ 30,500              $-                   $117,000          $140,500

YEAR ENDED JUNE 30, 1995
  Accounts receivable
    allowance                     140,500               680,500               -                    440,710           380,290

YEAR ENDED JUNE 30, 1996
   Accounts receivable
      allowance                   380,290               128,000               -                       --             508,290



(1)  To increase accounts receivable allowance.

(2)  Uncollectible accounts written off, net of recoveries.

                                                              September 18, 1996


Redstone Securities, Inc.
101 Fairchild Avenue
Plainview, New York 11803


                   Re: Registration of Shares of Common Stock

Dear Sirs:

         This letter is to confirm that the undersigned agree that, for good and valuable consideration the receipt of which is hereby acknowledged, they will not, for a period of one year from the date hereof, without the prior written consent of Redstone Securities, Inc., register more than 10% of the shares of common stock of Synergistic Holdings Corp. which are owned by each of Salvatore Crimi, the Salvatore Crimi Family Limited Partnership, Jeffrey Dickson, Richard Morgan and Pershing Sun; provided further that each of the undersigned will not sell any shares permitted to be registered hereunder for a period of 90 days from the date hereof.


          ____________________________       ____________________________
                 Jeffrey Dickson                    Salvatore Crimi




          ____________________________       ____________________________
                 Pershing Sun                       Richard Morgan



                      THE SALVATORE CRIMI FAMILY LIMITED PARTNERSHIP

                      By: ___________________________________
                           Name:
                           Title: