Form 10-Q
period 1996-09-30
SUPREMA SPECIALTIES INC
filed 1996-11-14
CIK 872867

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________


                        Commission file number 0-19263


                           SUPREMA SPECIALTIES, INC.
                         (Exact Name of Registrant as
                           specified in its charter)



              New York                                      11-2662625
     (State or other jurisdiction of                     (I.R.S.  Employer
     incorporation or organization)                     Identification No.)


                             510 EAST 35TH STREET
                          PATERSON, NEW JERSEY  07543
                   (Address of principal executive offices)
                                  (Zip Code)


                                (201) 684-2900
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 6, 1996 there were 4,546,672 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                     INDEX


                                                                        Page No.
                                                                        --------



PART I.           FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                    Consolidated Balance Sheets as of                      2
                    September 30, 1996 and June 30, 1996

                    Consolidated Statements of Earnings                    3
                    For The Three Month Periods Ended
                    September 30, 1996 and 1995

                    Consolidated Statements of Cash Flows                  4
                    For the Three Month Periods Ended
                    September 30, 1996 and 1995

                    Notes to Consolidated Financial                        6
                    Statements


      ITEM 2.     Management's Discussion and Analysis of                  8
                    Financial Condition and Results of
                    Operations


PART II.          OTHER INFORMATION

      ITEM 6.     Exhibits and Reports on Form 8-K                        10



Signatures                                                                11

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                       Sept. 30,      June 30,
                                                         1996           1996
                                                      -----------    -----------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                $   455,741    $   528,865
  Accounts receivable, net of allowances
    of $508,290 at Sept. 30, 1996 and
    $508,290 at June 30, 1996                          12,849,205      8,805,801
  Inventories                                          17,403,742     16,901,355
  Prepaid expenses and other current assets             2,406,162      1,954,589
  Deferred income taxes                                   181,820        183,548
                                                      -----------    -----------

      Total current assets                             33,296,670     28,374,158

PROPERTY AND EQUIPMENT, NET                            15,596,143     11,444,496

OTHER ASSETS                                            1,262,348      1,843,905
                                                      -----------    -----------

                                                      $50,155,161    $41,662,559
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 7,847,339    $ 6,504,476
  Current portion of long-term obligations              1,860,614      1,562,953
  Mortgage payable - current                               37,383         36,588
  Income taxes payable                                     38,068        244,413
  Accrued expenses and other current
    liabilities                                           484,554        569,502
  Deferred income taxes                                   110,338         82,154
                                                      -----------    -----------
      Total current liabilities                        10,378,296      9,000,086

DEFERRED INCOME TAXES                                     542,391        522,133

REVOLVING CREDIT LOAN                                  10,556,000      7,740,000

SUBORDINATED DEBT                                       4,122,018      4,061,468

LONG-TERM CAPITAL LEASES                                6,927,585      4,077,386

MORTGAGE PAYABLE                                          995,095      1,004,745
                                                      -----------    -----------
                                                       33,521,385     26,405,818
                                                      -----------    -----------

WARRANTS (subject to mandatory redemption)              1,171,000      1,171,000
                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 10,000,000
    shares authorized, 4,546,672 and 4,300,193
    issued and outstanding at Sept. 30, 1996
    and June 30, 1996, respectively                        45,467         43,002
  Additional paid-in capital                           11,229,788     10,163,537
  Retained earnings                                     4,187,521      3,879,202
                                                      -----------    -----------

      Total stockholders' equity                       15,462,776     14,085,741
                                                      -----------    -----------

                                                      $50,155,161    $41,662,559
                                                      ===========    ===========
See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------

NET SALES                                        $ 21,921,764      $ 14,899,350

COST OF SALES                                      17,976,306        11,739,802
                                                 ------------      ------------

 GROSS MARGIN                                       3,945,458         3,159,548
                                                 ------------      ------------
EXPENSES:
  Selling and shipping expenses                     2,424,136         2,060,479
  General and administrative expenses                 468,569           421,077
                                                 ------------      ------------
                                                    2,892,705         2,481,556
                                                 ------------      ------------

INCOME FROM OPERATIONS                              1,052,753           677,992

OTHER INCOME (EXPENSE)
  Interest expense, net                              (532,434)         (264,776)
  Other                                                  --              37,500
                                                 ------------      ------------
                                                     (532,434)         (227,276)


EARNINGS BEFORE INCOME TAXES                          520,319           450,716

INCOME TAXES                                          212,000           194,000
                                                 ------------      ------------

NET EARNINGS                                          308,319           256,716

PREFERRED STOCK DIVIDENDS                                --             (37,500)
                                                 ------------      ------------

NET EARNINGS APPLICABLE TO COMMON STOCK          $    308,319      $    219,216
                                                 ============      ============

EARNINGS PER SHARE OF COMMON STOCK:
    NET EARNINGS PER SHARE                       $        .06      $        .08
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  USED TO COMPUTE NET EARNINGS PER
  SHARE                                             5,094,131         2,811,326
                                                 ============      ============





See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                    $   308,319     $   256,716
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Other income                                         --           (37,500)
      Depreciation and amortization                     349,402         170,433
      Provision for doubtful accounts                      --            69,990
      (Increase) decrease in assets:
        Accounts receivable                          (4,043,404)     (1,892,060)
        Inventories                                    (502,387)       (570,815)
        Prepaid expenses and other
          current assets                               (451,573)       (202,203)
        Other assets                                    581,557           4,826
      Increase (decrease) in liabilities:
        Accounts payable                              1,342,863       1,041,840
        Income taxes payable                           (206,345)       (277,854)
        Accrued expenses and other current
          liabilities                                   (84,948)         21,896
        Deferred income taxes                            50,170         182,344
                                                    -----------     -----------
        Net cash used in operating
          activities                                 (2,656,346)     (1,232,387)
                                                    -----------     -----------


CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                             (877,659)       (306,687)
                                                    -----------     -----------
        Net cash used in investing
          activities                                   (877,659)       (306,687)
                                                    -----------     -----------











See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan               $ 9,450,000     $ 2,750,000
  Principal payments of revolving credit loan        (6,634,000)     (1,000,000)
  Principal payments of capital leases                 (414,980)       (311,464)
  Principal payments of mortgage                         (8,855)           --
  Payment of preferred dividend                            --           (37,500)
  Proceeds from secondary offering                    1,068,716            --
                                                    -----------     -----------
        Net cash provided by financing
          activities                                  3,460,881       1,401,036
                                                    -----------     -----------

NET DECREASE IN CASH                                    (73,124)       (138,038)

CASH, BEGINNING OF PERIOD                               528,865         494,160
                                                    -----------     -----------

CASH, END OF PERIOD                                 $   455,741     $   356,122
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                        $   540,263     $   343,406
                                                    ===========     ===========

    Income Taxes                                    $   368,318     $   290,163
                                                    ===========     ===========

  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                                $ 3,562,840     $   986,863
                                                    ===========     ===========
    Satisfaction of Marketing Service Agreements
      through the issuance of common stock          $      --       $   940,186
                                                    ===========     ===========







See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

      The unaudited consolidated balance sheet as of September 30, 1996, the unaudited consolidated statements of earnings for the three month periods ended September 30, 1996 and 1995, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995 and for the three month periods presented, have been included.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this quarterly financial statement. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K for the year ended June 30, 1996.

      The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    INVENTORIES

      Inventories are summarized as follows:

                                September 30, 1996          June 30, 1996
                                ------------------          -------------

            Finished goods          $13,580,674              $13,582,636
            Raw materials             2,922,574                2,497,204
            Packaging                   900,494                  821,515
                                    -----------              -----------

                                    $17,403,742              $16,901,355
                                    ===========              ===========

3.    ISSUANCE OF COMMON STOCK

      In connection with the Company's secondary public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July, 1996, the underwriter exercised its option. Gross proceeds payable to the Company from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,069,000.

4.    SUBORDINATED DEBT FACILITY

      In October 1995, the Company entered into a Loan and Security Agreement with Corestates Enterprise Fund (the "Fund"), a division of Corestates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan is secured by a subordinated security interest in substantially all of the assets of the Company. The loan is subordinated to the loan of the Company's senior lender, Fleet Bank, N.A. The loan bears interest at 11.75% per annum; the principal amount of the loan is payable in 12 consecutive quarterly installments commencing September 30, 1998. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for 354,990 shares of the Company's Common

      Stock. The Warrant is exercisable until September 30, 2001 and the shares issuable upon exercise of the Warrant are subject to two demand registration rights on the part of the Fund and piggyback registration rights. In addition, after October 1, 2000, or upon the occurrence of certain other events, the Fund has the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair market value at date of issue, $1,100,000. The corresponding debt discount will be amortized over the life of the loan on the interest rate method.

5.    EARNINGS PER SHARE

      The earnings per share for the three months ended September 30, 1996 was computed by dividing the weighted average number of shares outstanding into net earnings. The earnings per share for the three months ended September 30, 1995 was computed by subtracting the Company's Preferred Stock dividend requirement from net earnings, and then dividing the resulting net earnings applicable to common stock by the weighted average number of shares outstanding. The Preferred Stock dividend requirement for the three months ended September 30, 1996 and 1995 was $0 and $37,500 respectively.

      Fully diluted earnings per share computations for both periods have not been set forth because the effect is antidilutive.

      The weighted average number of issued and outstanding common shares for the three month period ended September 30, 1996 is based upon the 4,300,193 shares outstanding at the beginning of the year plus a proration of the 225,000 shares issued in connection with the exercise of the underwriters over-allotment from the Company's secondary public offering (see note 3). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

      The weighted average number of issued and outstanding common shares for the three month period ended September 30, 1995 is based upon the 2,450,000 shares outstanding at the beginning of the year plus a proration of the 306,900 shares issued in connection with the conversion of two marketing service agreements. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended September 30, 1996 vs. three months ended September 30, 1995.

Net sales for the three months ended September 30, 1996 were approximately $21,922,000 as compared to approximately $14,899,000 for the three months ended September 30,1995, an increase of approximately $7,023,000 or 47.1%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company's California facility.

The Company's gross margin increased by approximately $785,000, from approximately $3,160,000 for the three months ended September 30, 1995 to approximately $3,945,000 for the three months ended September 30, 1996, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales however decreased from 21.2% during the three months ended September 30, 1995 to 18.0% for the three months ended September 30, 1996. The decrease in gross margin as a percentage of sales was due to costs associated with the start-up of the Company's manufacturing facility in Ogdensburg, New York, as well as the shift toward lower margin sales associated with the food service and food ingredient markets. Also contributing to the decrease in gross margin was higher raw material costs during the first quarter of fiscal 1997.

Selling and shipping expenses increased from approximately $2,060,000 during the three months ended September 30, 1995 to approximately $2,424,000 during the three months ended September 30, 1996, an increase of approximately $364,000. This increase was primarily due to the increase in shipping charges associated with the increase in the sales volume. As a percentage of sales, selling and shipping expenses decreased to 11.1% for the three months ended September 30, 1996 as compared to 13.8% for the three month period ended September 30, 1995. This decrease is primarily due to the Company's increased revenue growth.

General and administrative expenses increased from approximately $421,000 during the three months ended September 30, 1995 to approximately $469,000 for the three months ended September 30, 1996. General and administrative expenses as a percentage of sales declined from 2.8% during the three months ended September 30, 1995 to 2.1% for the three months ended September 30, 1996.

Net interest expense increased to approximately $532,000 for the three months ended September 30, 1996 as compared to approximately $265,000 for the three month period ended September 30, 1995, or an increase of approximately $267,000. The increase was the result of the Company's expanded borrowing and lease financing requirements necessary for working capital needs and capital expansion for the Manteca manufacturing facility.

Other income decreased from $37,500 for the three month period ended September 30, 1995 to $0 for the three months ended September 30, 1996. This decrease is a result of other income associated with the licensing agreement being recognized in full (along with the payment of the outstanding note) during fiscal 1996.

The provision for income taxes for the three months ended September 30, 1996 increased to $212,000 from $194,000 during the three months ended September 30, 1995. The increase is primarily a result of increased taxable income during the three months ended September 30, 1996 partially offset by a higher effective tax rate during the three months ended September 30, 1995.

Net earnings applicable to common stock increased to approximately $308,000 in the three month period ended September 30, 1996 from approximately $219,000 during the three month period ended September 30, 1995, or approximately $89,000. The increase in net earnings applicable to common stock is due to the increase in gross margin resulting from increased sales partially offset by the increase in selling and shipping expenses in support of the increased volume, an increase in general and administrative expenses and an increase in interest expense. Also contributing to the increase in net earnings applicable to common stock is the preferred dividend requirement the company paid during the three months ended September 30, 1995 which is not applicable for the three months ended September 30, 1996.

Financial Position, Liquidity and Capital Resources

At  September  30,  1996,  the  Company  had  working  capital of  approximately
$22,918,000, as compared with $19,374,000 at June 30, 1996, an increase of approximately $3,544,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased volumes as well as an increase in pre-paid expenses and other current assets, partially offset by an increase in accounts payable.

The Company also typically finances equipment purchases through capital lease financing transactions. At September 30, 1996, the Company had obligations of approximately $8,788,000 under capital leases, including $3,563,000 under capital lease agreements entered into in Fiscal 1997. The increase in lease obligations is due to the capital leases entered into in connection with the expansion of the Company's Manteca, California facility as well as capital improvements for the Company's Ogdensburg, New York facility.

In March, 1996, the Company purchased its Paterson production facility which it previously had leased. At September 30, 1996, the Company had outstanding obligations of approximately $1,032,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a revolving credit facility under which the bank has a potential commitment of up to $15,000,000. The rate of interest on amounts borrowed under the revolving credit facility is the prime rate of the lending bank plus one half (1/2) of one percent. The revolving credit loan agreement expires on October 31, 1997. Advances under this facility are initially limited to 80% of eligible accounts receivable, 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of September 30, 1996, the Company is in compliance with these covenants. At September 30, 1996 the Company's total outstanding debt to the bank was $10,556,000.

In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by the selling shareholders. In July, 1996, the underwriter exercised its option to purchase 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments (see note 3). Gross proceeds payable to the Company from the over-allotment issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,069,000.

Management believes that with its line of credit facility and the net cash proceeds from the Company's secondary public offering, the company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities for the first quarter of Fiscal 1997 was approximately $2,656,000 as compared to $1,232,000 in the comparable period of Fiscal 1996. The use of cash in operations was primarily the result of increases in accounts receivable, inventories and prepaid expenses and other current assets, and a decrease in income taxes payable and other assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, and an increase in accounts payable. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the first quarter of fiscal 1997 was approximately $878,000, as compared with $307,000 in the first quarter of fiscal 1996 as a result of continued expenditures for fixed assets, including capital equipment utilized in the Company's California manufacturing facility as well as the Company's Ogdensburg New York manufacturing facility. As a result, at September 30, 1996 the Company had cash of $455,741, as compared to $356,122 at September 30, 1995.




PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

      None

Reports on Form 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUPREMA SPECIALTIES, INC.
                                         (registrant)




Date: November 13, 1996                   By: /s/ Mark Cocchiola
      -----------------                      ------------------------------
                                             Mark Cocchiola
                                             President &
                                             Chief Executive Officer



Date: November 13, 1996                   By: /s/ Steven Venechanos
      -----------------                      ------------------------------
                                             Steven Venechanos
                                             Chief Financial Officer &
                                             Secretary