Form 10-Q
period 1996-12-31
SUPREMA SPECIALTIES INC
filed 1997-02-13
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to __________________

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


                              510 EAST 35TH STREET
                           PATERSON, NEW JERSEY 07504
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 684-2900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes __X__       No _____

As of February 11, 1997 there were 4,555,174 outstanding shares of the issuer's Common Stock, $.01 par value.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                 Consolidated Balance Sheets as of                         3
                 December 31, 1996 and June 30, 1996

                 Consolidated Statements of Earnings                       4
                 For The Three and Six Month Periods Ended
                 December 31, 1996 and 1995

                 Consolidated Statements of Cash Flows                     5
                 For the Six Month Periods Ended
                 December 31, 1996 and 1995

                 Notes to Consolidated Financial                           7
                 Statements


     ITEM 2.   Management's Discussion and Analysis of                    10
                 Financial Condition and Results of
                 Operations


PART II.       OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K                           13


Signatures                                                                14

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                       Dec. 31,        June 30,
                                                         1996            1996
                                                     -----------     -----------
                                                     (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                               $   471,906     $   528,865
  Accounts receivable, net of allowances
    of $470,290 at Dec. 31, 1996 and
    $508,290 at June 30, 1996                         12,361,811       8,805,801
  Inventories                                         19,310,255      16,901,355
  Prepaid expenses and other current assets            2,088,669       1,954,589
  Prepaid income taxes                                   425,117            --
Deferred income taxes                                    168,348         183,548
                                                     -----------     -----------
      Total current assets                            34,826,106      28,374,158

PROPERTY AND EQUIPMENT, NET                           16,460,899      11,444,496
OTHER ASSETS                                             914,681       1,843,905
                                                     -----------     -----------
                                                     $52,201,686     $41,662,559
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 7,782,990     $ 6,504,476
  Current portion of long-term obligations             1,889,498       1,562,953
  Mortgage payable - short term                           38,196          36,588
  Income taxes payable                                      --           244,413
  Accrued expenses and other current
    liabilities                                          430,984         569,502
  Deferred income taxes                                  138,311          82,154
                                                     -----------     -----------
      Total current liabilities                       10,279,979       9,000,086

DEFERRED INCOME TAXES                                    554,787         522,133
REVOLVING CREDIT LOAN                                 12,661,000       7,740,000
SUBORDINATED DEBT                                      4,182,569       4,061,468
LONG-TERM CAPITAL LEASES                               6,482,230       4,077,386
MORTGAGE PAYABLE - LONG TERM                             985,236       1,004,745

WARRANTS (Subject to mandatory redemption)             1,171,000       1,171,000

STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value,                      10,000,000
    shares  authorized,  4,555,174 and 4,300,193
    issued and outstanding at Dec 31, 1996
    and June 30, 1996                                     45,573          43,002
  Additional paid-in capital                          11,234,744      10,163,537
  Retained earnings                                    4,604,568       3,879,202
                                                     -----------     -----------
      Total stockholders' equity                      15,884,885      14,085,741
                                                     -----------     -----------
                                                     $52,201,686     $41,662,559
                                                     ===========     ===========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                              Three Months Ended                  Six Months Ended
                                                 December  31,                       December 31,
                                        ------------------------------      ------------------------------
                                            1996              1995              1996              1995
                                        ------------      ------------      ------------      ------------

NET SALES                               $ 22,307,104      $ 15,329,266      $ 44,228,868      $ 30,228,616

COST OF SALES                             18,583,184        12,266,550        36,559,490        24,006,352
                                        ------------      ------------      ------------      ------------
    GROSS MARGIN                           3,723,920         3,062,716         7,669,378         6,222,264
                                        ------------      ------------      ------------      ------------

EXPENSES:
 Selling and shipping                      1,844,419         1,804,614         4,268,555         3,865,093
 General and administrative                  564,297           482,639         1,032,866           903,716
                                        ------------      ------------      ------------      ------------
                                           2,408,716         2,287,253         5,301,421         4,768,809
                                        ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                     1,315,204           775,463         2,367,957         1,453,455

OTHER INCOME (EXPENSE)
  Interest expense, net                     (629,157)         (397,957)       (1,161,591)         (662,733)
  Other                                         --             375,000              --             412,500
                                        ------------      ------------      ------------      ------------
                                            (629,157)          (22,957)       (1,161,591)         (250,233)
                                        ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES                 686,047           752,506         1,206,366         1,203,222

INCOME TAXES                                 269,000           322,000           481,000           516,000
                                        ------------      ------------      ------------      ------------

NET EARNINGS                                 417,047           430,506           725,366           687,222

PREFERRED STOCK DIVIDENDS                       --             (37,500)             --             (75,000)
                                        ------------      ------------      ------------      ------------

NET EARNINGS APPLICABLE
TO COMMON STOCK                         $    417,047      $    393,006      $    725,366      $    612,222
                                        ============      ============      ============      ============

EARNINGS PER SHARE OF COMMON STOCK:

    NET EARNINGS PER SHARE                    $.08              $.13              $.14              $.21
                                              ====              ====              ====              ====

WEIGHTED AVERAGE SHARES
  OUTSTANDING USED TO COMPUTE
  NET Earnings PER SHARE                   5,058,185         3,111,773         5,071,055         2,961,550
                                        ============      ============      ============      ============

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Six Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                     $   725,366    $   687,222
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Other income                                          --         (412,500)
      Depreciation and amortization                      701,313        381,361
      Provision for doubtful accounts                    (38,000)       149,990
      (Increase) decrease in assets:
        Accounts receivable                           (3,518,010)    (1,854,738)
        Inventories                                   (2,408,900)    (2,069,312)
        Prepaid expenses and other
          current assets                                (134,080)    (1,519,122)
        Prepaid Income Taxes                            (425,117)          --
        Other assets                                     929,224          4,826
      Increase (decrease) in liabilities:
        Accounts payable                               1,278,514      1,164,260
        Income taxes payable                            (244,413)      (330,708)
        Accrued expenses and other current
          liabilities                                   (138,518)       184,222
        Deferred income taxes                            104,011        198,902
                                                     -----------    -----------
        Net cash used in operating
          activities                                  (3,168,610)    (3,415,597)
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                            (2,033,775)      (898,494)
        Net cash used in investing
          activities                                  (2,033,775)      (898,494)
                                                     -----------    -----------

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                         Six Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                $23,460,000    $ 6,000,000
  Principal payments of revolving credit loan        (18,539,000)    (6,650,000)
  Principal payments of capital leases                  (831,451)      (664,050)
  Principal payments of mortgage                         (17,901)          --
  Proceeds from notes receivable                            --          637,500
  Payment of preferred stock dividend                       --          (75,000)
  Proceeds from subordinated debt loan                      --        5,000,000
  Proceeds from secondary offering (net)               1,073,778           --

        Net cash provided by financing
          activities                                   5,145,426      4,248,450
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH                          (56,959)       (65,641)

CASH, BEGINNING OF PERIOD                                528,865        494,160
                                                     -----------    -----------

CASH, END OF PERIOD                                  $   471,906    $   428,519
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                         $ 1,220,844    $   836,611
                                                     ===========    ===========

    Income Taxes                                     $ 1,046,662    $   648,458
                                                     ===========    ===========


  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                                 $ 3,562,840    $ 1,258,863
                                                     ===========    ===========

    Satisfaction of Marketing Service Agreements
      through the issuance of common stock           $    ---       $   940,186
                                                     ===========    ===========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited balance sheet as of December 31, 1996, the unaudited consolidated statements of earnings for the three and six month periods ended December 31, 1996 and 1995 and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and 1995 and for the three and six month periods presented, have been included.

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

     The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                         Dec. 31, 1996    June 30, 1996
                                         -------------    -------------
           Finished goods                 $14,681,997      $13,582,636
           Raw materials                    3,436,329        2,497,204
           Packaging                        1,191,929          821,515
                                          -----------      -----------

                                          $19,310,255      $16,901,355
                                          ===========      ===========


3.   ISSUANCE OF COMMON STOCK

     In association with the Company's secondary public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July, 1996, the underwriter exercised its option. Gross proceeds payable to the Company from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,073,000.

4.   LONG-TERM REVOLVING CREDIT LOAN

     In January 1997, the loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility was amended to:

          a) increase the facility from $15 million to $20 million through October 31, 1998;

          b) add or revises certain covenants and events of default, including those covenants providing for maintenance of minimum levels of tangible net worth, ratios of debt to tangible net worth and capital expenditures;

          c)   amend the advance rate formula.

     The Company believes that it is currently in compliance with the covenants under the loan agreement, as amended. Borrowings under the facility are, and are required to be used for working capital purposes.


5.   NOTES RECEIVABLE

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

     On October 5, 1993, the notes received in connection with the sale of the license and the royalty stream were sold for $500,000 in cash and $450,000 in notes to an unrelated third party (the "Purchaser"). These notes bear interest at the prime rate plus 1 and 1/2%, were payable in twelve equal quarterly installments beginning December 31, 1993. The sale of the license was included as other income in the statement of earnings for the year ended June 30, 1993. The balance of the notes receivable at June 30, 1995 was $187,500. In December 1995, this note was collected in full.

     In the third quarter of fiscal 1994, the Company was advised that the licensee was discontinuing production of the retail soft cheese product line. As a result the purchaser acquired the licensee's rights and assumed the obligations under the March 1, 1993 license agreement. During the fourth quarter of fiscal 1994, the Company reached an agreement in principal to sub-license the rights to produce the retail soft cheese products from the purchaser over a four year period commencing July 1, 1994 in exchange for a royalty based on specified sales levels of the related products. As an inducement to have the Company enter into the sub-license agreement the purchaser agreed to pay the Company $600,000 in equal quarterly installments over four years evidenced by a 6% promissory note effective April 1, 1994 in an equal amount. The note receivable and deferred income were reflected in the June 30, 1995 Financial Statements and the related deferred income was being amortized on a straight-line basis over the term of the agreement. The balance of the notes receivable and deferred income at June 30, 1995 were $450,000 and $412,500, respectively. In December 1995, the agreement was terminated, the notes were paid in full and the associated income was recognized.

6.   MARKETING SERVICE AGREEMENTS AND LICENSE AGREEMENTS

     The Company has entered into marketing service agreements with unaffiliated third parties which were to expire at various dates through June 1998, pursuant to which the Company was provided with certain marketing and program support services, including the payment of advertising promotional expenditures by such parties in exchange for commissions based on sales of specified products. The Company was required to pay these commissions without any set-off, notwithstanding any termination of the agreements. In addition, two of the agreements provide that after an initial period (as defined in the agreements) under certain conditions, the Company or the providers of the marketing services had the right to convert some or all of the remaining estimated commissions to common stock of the Company at the market price at the time of conversion. Such conversion right was limited to no more than 10% and 2 and 1/2%, as specified in each of the agreements, of the Company's common stock issued and outstanding at the time of the conversion.

     On August 14, 1995, two of these providers informed the Company they were exercising their conversion feature in the agreements. As a result, the Company issued 306,900 shares of common stock in September 1995. The shares were recorded at approximate fair value at the date the notice of conversion was received. The conversion has been reflected in other assets and is being amortized over the remaining term of the related agreements, as the applicable sales revenue is recorded.

     During fiscal 1994 the Company made payments under the marketing services agreements leading to a prepaid position of $430,000 which is included in other current assets. The balance at June 30, 1995 amounted to $622,500.In December 1995 an additional $300,000 was prepaid as final settlement of the remaining agreements. This amount will be charged to expense over the remaining term of the related agreements. In connection with the amendment of two of its marketing Service Agreements the Company granted warrants to purchase 50,000 shares of the Company's common stock in September 1994. The warrants are exersiable at $3.00 per share and terminate June 30, 1998.


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


8.   EARNINGS PER SHARE

     The earnings per share for the three and six month periods ended December 31, 1996 and 1995 were computed by subtracting the Company's Preferred Stock dividend requirement from net earnings, and then dividing the resulting net earnings applicable to common stock by the weighted average number of shares outstanding. The preferred stock dividend requirement for the three month periods ended December 31, 1996 and 1995 was $0 and $37,500 respectfully. The preferred stock dividend requirement for the six month periods ended December 31, 1996 and 1995 was $0 and $75,000 respectfully.

     The weighted average number of issued and outstanding common shares for the three and six month periods ended December 31, 1996 are based upon the 4,300,193 shares outstanding at the beginning of the year plus a proration of the 225,000 shares issued in connection with the exercise of the underwriters over-allotment from the Company's secondary public offering (see note 3). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three and six month periods ended December 31, 1995 are based upon the 2,450,000 shares outstanding at the beginning of the year plus a proration of the 306,900 shares issued in connection with the conversion of the two marketing service agreements (see note 6). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended December 31, 1996 vs. three months ended December 31, 1995.

Net sales for the three month period ended December 31, 1996 were approximately $22,307,000 as compared to approximately $15,329,000 for the three months ended December 31, 1995, an increase of approximately $6,978,000 or 45.5%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company's Manteca California facility and its Ogdensburg New York facility.

The Company's gross margin increased by approximately $661,000 from approximately $3,063,000 in the three month period ended December 31, 1995 to approximately $3,724,000 in the three month period ended December 31, 1996, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased to 16.7% in the three month period ended December 31, 1996 from 20.0 % in the three month period ended December 31, 1995. The decrease in gross margin as a percentage of sales was due to higher costs of raw materials during the current three month period, costs associated with the Ogdensburg New York facility and the shift toward lower margin sales associated with food service and food ingredient markets.

Selling and shipping expenses increased approximately $40,000 from approximately $1,804,000 for the three month period ended December 31, 1995 to approximately $1,844,000 for the three month period ended December 31, 1996. As a percentage of sales, selling and shipping expenses decreased from 11.8% in the three month period ended December 31, 1995 to 8.3% in the three month period ended December 31, 1996. The decrease in selling and shipping expenses as a percentage of sales is primarily due to the Company's increased revenue growth.

General and administrative ("G&A") expenses increased by approximately $81,000 to approximately $564,000 for the three month period ended December 31, 1996 as compared to $483,000 for the comparable period in 1995. As a percentage of sales, G&A expenses decreased to 2.5% for the three month period ended December 31, 1996, from 3.1% for the comparable period in 1995, primarily as a result of the Company's revenue growth in the current three month period.

Net interest expense increased to approximately $629,000 for the three month period ended December 31, 1996 from approximately $398,000 for the three month period ended December 31, 1995. The increase was primarily the result of the Company's expanded borrowing and lease financing requirements necessary for working capital needs and expansion of the Manteca and Ogdensburg manufacturing facilities.

Other income decreased from $375,000 for the three months ended December 31, 1995 to $0 for the three month period ended December 31, 1996. This decrease is a result of other income associated with the licensing agreement being recognized in full (along with the outstanding note) during fiscal 1996 (see note 5).

The provision for income taxes for the three month period ended December 31, 1996 decreased by approximately $53,000 compared to the three month period ended December 31, 1995 as a result of decreased taxable income.

Net earnings applicable to common stock increased by approximately $24,000 to approximately $417,000 for the three month period ended December 31, 1996, from approximately $393,000 for the comparable period ended December 31, 1995 due to the increase in gross margin as well as a decrease in the preferred stock dividend requirement, partially offset by increases in selling and shipping expenses, general and administrative expenses and interest expense. Net earnings applicable to common stock for the first six months of fiscal 1997 as compared to fiscal 1996 was also decreased as a result of the decrease in other income.

Results of Operations - Six months ended December 31, 1996 vs. six months ended December 31, 1995.

Net sales for the six month period ended December 31, 1996 were approximately $44,229,000 as compared to approximately $30,229,000 for the six months ended December 31, 1995, an increase of approximately $14,000,000 or 46.3%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company's Manteca, California and Ogdensburg, New York facilities.

The Company's gross margin increased by approximately $1,447,000, from approximately $6,222,000 in the six month period ended December 31, 1995 to approximately $7,669,000 in the six month period ended December 31, 1996, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased from 20.6% in the six months ended December 31, 1995 to 17.3% for the comparable six month period in 1996. The decrease in gross margin as a percentage of sales was due primarily to higher costs of raw materials during the current six month period. Also contributing to the decrease in gross margin as a percentage of sales was costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets.

Selling and shipping expenses increased by approximately $403,000 from approximately $3,865,000 for the six month period ended December 31, 1995 to approximately $4,268,000 for the six month period ended December 31, 1996. This increase is primarily due to an increase in freight and commission expenses for the six months ended December 31, 1996. As a percentage of sales, selling and shipping expenses decreased from 12.8% for the six month period ended December 31, 1995 to 9.7% for the six month period ended December 31, 1996. The decrease in selling and shipping expenses as a percentage of sales is primarily the result of the Company's increased revenues.

General and administrative expenses increased by approximately $129,000 from approximately $904,000 for the six month period ended December 31, 1995 as compared to approximately $1,033,000 for the comparable period in 1996. As a percentage of sales however, G&A expenses decreased to 2.3% for the six month period ended December 31, 1996, from 3.0% for the comparable period in 1995, as a result of the Company's revenue growth in the current six month period.

Net interest expense increased to approximately $1,162,000 for the six month period ended December 31, 1996 from approximately $663,000 for the six month period ended December 31, 1995. The increase was primarily the result of the Company's expanded borrowing and lease financing requirements necessary for working capital needs and capital expansion for the Manteca California and Ogdensburg New York manufacturing facilities.

Other income decreased from approximately $413,000 in the six month period ended December 31, 1995 to $0 in the six month period ended December 31, 1996, as a result of other income associated with the licensing agreement being recognized in full during the six month period ended December 31, 1995.

The provision for income taxes for the six month period ended December 31, 1996, decreased by approximately $35,000 compared to the six month period ended December 31, 1995 primarily as a result of a lower effective tax rate.

Net earnings applicable to common stock increased to approximately $725,000 in the six months ended December 31, 1996 from approximately $612,000 in the comparable period in 1995, or approximately $113,000. The increase in net earnings applicable to common stock is due to the increase in gross margin as well as a decrease in the preferred stock dividend requirement, partially offset by increases in selling and shipping expenses, general and administrative expenses and interest expense and the decrease in other income.

Financial Position, Liquidity and Capital Resources

At December 31, 1996 the Company had working capital of approximately $24,546,000, as compared with $19,374,000 at June 30, 1996, an increase of approximately $5,172,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, partially offset by the increase in accounts payable.

The Company typically finances equipment purchases through capital lease financing transactions. At December 31, 1996, the Company had obligations of approximately $8,372,000 under capital leases, including $3,563,000 under capital lease agreements entered into in fiscal 1997. The increase in lease obligations is due to the capital leases entered into in connection with the expansion of the Company's Manteca, California facility as well as capital improvements for the Company's Paterson, New Jersey and Ogdensburg, New York facilities.

In March 1996, the Company purchased its Paterson production facility which it previously had leased. At December 31, 1996, the Company had outstanding obligations of approximately $1,023,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a revolving credit facility that, in January 1997, was amended and increased the bank's potential commitment to $20,000,000 through October 1998. The rate of interest on amounts borrowed under the revolving credit facility is the prime rate of the lending bank. The revolving credit loan agreement expires on October 31, 1998. Advances under this facility are initially limited to 80% of eligible accounts receivable, 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of December 31, 1996 the Company believes it is in compliance with these covenants. At December 31, 1996 the Company's total outstanding debt to the bank was $12,661,000.

In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by the selling shareholders. In July, 1996, the underwriter exercised its option to purchase 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments (see note 3). Gross proceeds payable to the company from the issuance was approximately $1,237,500 and net proceeds was approximately $1,070,000.

On October 25, 1995, the Company entered into a Subordinated Loan Agreement with CoresStates Enterprise Fund which provided the Company with $5,000,000 (see note
7).

Management believes that with an increase in its line of credit facility from $15,000,000 to $20,000,000, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the six month period ended December 31, 1996 was approximately $3,169,000 as compared to $3,416,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in inventories and accounts receivable in support of the Company's increased revenue growth, and prepaid expenses and other current assets and a decrease in other assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, and an increase in accounts payable. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the six month period ended December 31, 1996 was approximately $2,034,000, as compared to $898,000 in the six month period ended December 31, 1995, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility). As a result, at December 31, 1996 the Company had cash of $471,906 as compared to $428,519 as at December 31, 1995.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

Exhibits

          None

Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SUPREMA SPECIALTIES, INC.
                                                       (registrant)




Date: February 11, 1997                      By:  /s/ Mark Cocchiola
      -----------------                           -----------------------
                                                  Mark Cocchiola
                                                  President &
                                                  Chief Executive Officer



Date: February 11, 1997                      By:  /s/ Steven Venechanos
      -----------------                           -------------------------
                                                  Steven Venechanos
                                                  Chief Financial Officer &
                                                  Secretary