Form 10-Q
period 1997-03-31
SUPREMA SPECIALTIES INC
filed 1997-05-15
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _______________________


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

As of May 11, 1997 there were 4,562,800 outstanding shares of the issuer's Common Stock, $.01 par value.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

                Consolidated Balance Sheets as of                           3
                March 31, 1997 and June 30, 1996

                Consolidated Statements of Earnings                         4
                For The Three and Nine Month Periods Ended
                March 31, 1997 and 1996

                Consolidated Statements of Cash Flows                       5
                For the Nine Month Periods Ended
                March 31, 1997 and 1996

                Notes to Consolidated Financial                             7
                Statements


     ITEM 2.  Management's Discussion and Analysis of                      10
                Financial Condition and Results of
                Operations


PART II.      OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                             14


Signatures                                                                 15

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                       Mar. 31,       June 30,
                                                         1997           1996
                                                     -----------     -----------
                                                     (unaudited)
                                                     -----------
ASSETS
CURRENT ASSETS:
  Cash                                               $   459,437     $   528,865
  Accounts receivable, net of allowances
    of $470,290 at Mar. 31, 1997 and
    $508,290 at June 30, 1996                         14,122,813       8,805,801
  Inventories                                         20,838,445      16,901,355
  Prepaid expenses and other current assets            2,270,390       1,954,589
  Prepaid income taxes                                   256,752            --
  Deferred income taxes                                  168,348         183,548
                                                     -----------     -----------
      Total current assets                            38,116,185      28,374,158

PROPERTY AND EQUIPMENT, NET                           16,505,184      11,444,496
OTHER ASSETS                                             876,728       1,843,905
                                                     -----------     -----------
                                                     $55,498,097     $41,662,559
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $ 7,902,833     $ 6,504,476
  Current portion of long-term obligations             1,866,104       1,562,953
  Mortgage payable - short term                           39,027          36,588
  Income taxes payable                                      --           244,413
  Accrued expenses and other current
    liabilities                                          729,183         569,502
  Deferred income taxes                                  128,108          82,154
                                                     -----------     -----------
      Total current liabilities                       10,665,255       9,000,086

DEFERRED INCOME TAXES                                    655,777         522,133
REVOLVING CREDIT LOAN                                 15,459,000       7,740,000
SUBORDINATED DEBT                                      4,243,119       4,061,468
LONG-TERM CAPITAL LEASES                               6,047,577       4,077,386
MORTGAGE PAYABLE - LONG TERM                             975,162       1,004,745

WARRANTS (Subject to mandatory redemption)             1,171,000       1,171,000

STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 10,000,000
    shares  authorized,  4,562,800 and 4,300,193
    issued and outstanding at Mar 31, 1997
    and June 30, 1996                                     45,628          43,002
  Additional paid-in capital                          11,243,347      10,163,537
  Retained earnings                                    4,992,232       3,879,202
                                                     -----------     -----------
      Total stockholders' equity                      16,281,207      14,085,741
                                                     -----------     -----------
                                                     $55,498,097     $41,662,559
                                                     ===========     ===========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                    Three Months Ended              Nine Months Ended
                                         March  31,                     March 31,
                               ----------------------------    ----------------------------
                                   1997            1996            1997           1996
                               ------------    ------------    ------------    ------------

NET SALES                      $ 21,785,880    $ 16,302,059    $ 66,014,748    $ 46,530,675

COST OF SALES                    17,814,464      12,640,051      54,373,954      36,646,403
                               ------------    ------------    ------------    ------------
    GROSS MARGIN                  3,971,416       3,662,008      11,640,794       9,884,272
                               ------------    ------------    ------------    ------------
EXPENSES:
 Selling and shipping             2,043,731       2,010,422       6,312,286       5,875,515
 General and administrative         629,224         528,231       1,662,090       1,431,947
                               ------------    ------------    ------------    ------------
                                  2,672,955       2,538,653       7,974,376       7,307,462
                               ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS            1,298,461       1,123,355       3,666,418       2,576,810

OTHER INCOME (EXPENSE)
  Interest expense, net            (649,797)       (502,643)     (1,811,388)     (1,165,376)
  Other                                --              --              --           412,500
                               ------------    ------------    ------------    ------------
                                   (649,797)       (502,643)     (1,811,388)       (752,876)
                               ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES        648,664         620,712       1,855,030       1,823,934

INCOME TAXES                        261,000         254,000         742,000         770,000
                               ------------    ------------    ------------    ------------
NET EARNINGS                        387,664         366,712       1,113,030       1,053,934

PREFERRED STOCK DIVIDENDS              --           (37,500)           --          (112,500)
                               ------------    ------------    ------------    ------------
NET EARNINGS APPLICABLE
TO COMMON STOCK                $    387,664    $    329,212    $  1,113,030    $    941,434
                               ============    ============    ============    ============

EARNINGS PER SHARE OF COMMON STOCK:

    NET EARNINGS PER SHARE             $.08            $.10            $.22            $.31
                                       ====            ====            ====            ====

WEIGHTED AVERAGE SHARES
  OUTSTANDING USED TO COMPUTE
  NET Earnings PER SHARE          5,018,409       3,332,606       5,053,506       3,085,235
                                  =========       =========       =========       =========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months Ended
                                                            March 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                    $ 1,113,030     $ 1,053,934
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Other income                                         --          (412,500)
      Depreciation and amortization                   1,099,312         657,492
      Provision for doubtful accounts                   (38,000)         82,030
      (Increase) decrease in assets:
        Accounts receivable                          (5,279,012)     (2,702,999)
        Inventories                                  (3,937,090)     (3,697,864)
        Prepaid expenses and other
          current assets                               (315,801)        (72,263)
        Prepaid Income Taxes                           (256,752)           --
        Other assets                                    967,177      (1,341,040)
      Increase (decrease) in liabilities:
        Accounts payable                              1,398,357       1,371,002
        Income taxes payable                           (244,413)       (356,846)
        Accrued expenses and other current
          liabilities                                   159,681          55,917
        Deferred income taxes                           194,798         301,936
                                                     -----------    -----------
        Net cash used in operating
          activities                                 (5,138,713)     (5,061,201)
                                                     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                           (2,365,105)     (1,263,509)
           Net cash used in investing
          activities                                 (2,365,105)     (1,263,509)
                                                     -----------    -----------

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                         Nine Months Ended
                                                            March 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan               $28,543,000     $11,825,000
  Principal payments of revolving credit loan       (20,824,000     (10,125,000)
  Principal payments of capital leases               (1,339,902)     (1,734,509)
  Principal payments of mortgage                        (27,144)           --
  Proceeds from notes receivable                           --           637,500
  Payment of preferred stock dividend                      --          (112,500)
  Proceeds from subordinated debt loan                     --         5,000,000
  Proceeds from secondary offering (net)              1,082,436            --
  Proceeds from mortgage payable                                      1,050,000
        Net cash provided by financing
          activities                                  7,434,390       6,540,491
                                                     -----------    -----------
NET (DECREASE) INCREASE IN CASH                         (69,428)        215,781

CASH, BEGINNING OF PERIOD                               528,865         494,160
                                                     -----------    -----------
CASH, END OF PERIOD                                  $   459,437    $   709,941
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized of
    $276,208 in 1997 and $265,788 in 1996            $ 1,905,945    $ 1,356,555
                                                     ===========    ===========

   Income Taxes                                      $ 1,048,512    $   825,562
                                                     ===========    ===========

  Noncash investing and financing
    transactions:
    Purchases of property and equipment
      through capital leases                         $ 3,613,244    $ 1,743,409
                                                     ===========    ===========

    Satisfaction of Marketing Service
      Agreements through the issuance
      of common stock                                $      --      $   940,186
                                                     ===========    ===========

See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited balance sheet as of March 31, 1997, the unaudited consolidated statements of earnings for the three and nine month periods ended March 31, 1997 and 1996 and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 and for the three and nine month periods presented, have been included.

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

     The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                    Mar. 31, 1997          June 30, 1996
                                    --------------         -------------
          Finished goods              $16,558,676           $13,582,636
          Raw materials                 3,280,722             2,497,204
          Packaging                       999,047               821,515
                                      -----------           -----------
                                      $20,838,445           $16,901,355
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

     b) add or revise certain covenants and events of default, including those covenants providing for maintenance of minimum levels of tangible net worth, ratios of debt to tangible net worth and capital expenditures;

     c)   amend the advance rate formula.


     The Company believes that it is currently in compliance with the covenants under the loan agreement, as amended. Borrowings under the facility are required to be used for working capital purposes.


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

     On October 5, 1993, the notes received in connection with the sale of the license and the royalty stream were sold for $500,000 in cash and $450,000 in notes to an unrelated third party (the "Purchaser"). These notes bear interest at the prime rate plus 1 and 1/2% and were payable in twelve equal quarterly installments beginning December 31, 1993. The sale of the license was included as other income in the statement of earnings for the year ended June 30, 1993. The balance of the notes receivable at June 30, 1995 was $187,500. In December 1995, this note was collected in full.

     In the third quarter of fiscal 1994, the Company was advised that the licensee was discontinuing production of the retail soft cheese product line. As a result the Purchaser acquired the licensee's rights and assumed the obligations under the March 1, 1993 license agreement. During the fourth quarter of fiscal 1994, the Company reached an agreement in principle to sub-license the rights to produce the retail soft cheese products from the Purchaser over a four year period commencing July 1, 1994 in exchange for a royalty based on specified sales levels of the related products. As an inducement to have the Company enter into the sub-license agreement the Purchaser agreed to pay the Company $600,000 in equal quarterly installments over four years evidenced by a 6% promissory note effective April 1, 1994 in an equal amount. The note receivable and deferred income were reflected in the June 30, 1995 financial statements and the related deferred income was being amortized on a straight-line basis over the term of the agreement. The balance of the notes receivable and deferred income at June 30, 1995 were $450,000 and $412,500, respectively. In December 1995, the agreement was terminated, the notes were paid in full and the associated income was recognized.

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


8.   EARNINGS PER SHARE

     The earnings per share for the three and nine month periods ended March 31, 1997 and 1996 were computed by subtracting the Company's Preferred Stock dividend requirement from net earnings, and then dividing the resulting net earnings applicable to common stock by the weighted average number of shares outstanding. The preferred stock dividend requirement for the three month periods ended March 31, 1997 and 1996 was $0 and $37,500 respectfully. The preferred stock dividend requirement for the nine month periods ended March 31, 1997 and 1996 was $0 and $112,500 respectfully.

     The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1997 are based upon the 4,300,193 shares outstanding at the beginning of the year plus a proration of the 225,000 shares issued in connection with the exercise of the underwriters over-allotment from the Company's secondary public offering (see note 3). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended March 31, 1997 vs. three months ended March 31, 1996.

Net sales for the three month period ended March 31, 1997 were approximately $21,786,000 as compared to approximately $16,302,000 for the three months ended March 31, 1996, an increase of approximately $5,484,000 or 33.6%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company.

The Company's gross margin increased by approximately $309,000 from approximately $3,662,000 in the three month period ended March 31, 1996 to approximately $3,971,000 in the three month period ended March 31, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased to 18.2% in the three month period ended March 31, 1997 from 22.5% in the three month period ended March 31, 1996. The decrease in gross margin as a percentage of sales was due to higher costs of raw materials during the current three month period, costs associated with the Ogdensburg New York facility and the shift toward lower margin sales associated with food service and food ingredient markets.

Selling and shipping expenses increased approximately $33,000 from approximately $2,010,000 for the three month period ended March 31, 1996 to approximately $2,043,000 for the three month period ended March 31, 1997. As a percentage of sales, selling and shipping expenses decreased from 12.3% in the three month period ended March 31, 1996 to 9.4% in the three month period ended March 31, 1997. The decrease in selling and shipping expenses as a percentage of sales is primarily due to the Company's increased revenue growth as well as decreases in commission and freight expenses.

General and administrative expenses increased by approximately $101,000 to approximately $629,000 for the three month period ended March 31, 1997 as compared to $528,000 for the comparable period in 1996. The increase in general and administrative expenses is primarily due to an increase in professional fees. As a percentage of sales, general and administrative expenses decreased to 2.9% for the three month period ended March 31, 1997, from 3.2% for the comparable period in 1996, primarily as a result of the Company's revenue growth in the current three month period.

Net interest expense increased to approximately $650,000 for the three month period ended March 31, 1997 from approximately $503,000 for the three month period ended March 31, 1996. The increase was primarily the result of the Company's expanded borrowing and lease financing requirements necessary for working capital needs and expansion of the Manteca and Ogdensburg manufacturing facilities.

The provision for income taxes for the three month period ended March 31, 1997 increased by approximately $7,000 compared to the three month period ended March 31, 1996 as a result of increased taxable income.

Net earnings applicable to common stock increased by approximately $59,000 to approximately $388,000 for the three month period ended March 31, 1997, from approximately $329,000 for the comparable period ended March 31, 1996 due to the increase in gross margin and the termination of the preferred stock dividend requirement, partially offset by increases in selling and shipping expenses, general and administrative expenses and interest expense.

Results of Operations - Nine months ended March 31, 1997 vs. nine months ended March 31, 1996.

Net sales for the nine month period ended March 31, 1997 were approximately $66,015,000 as compared to approximately $46,531,000 for the nine months ended March 31, 1996, an increase of approximately $19,484,000 or 41.9%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company.

The Company's gross margin increased by approximately $1,757,000, from approximately $9,884,000 in the nine month period ended March 31, 1996 to approximately $11,641,000 in the nine month period ended March 31, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased from 21.2% in the nine months ended March 31, 1996 to 17.6% for the comparable nine month period in 1997. The decrease in gross margin as a percentage of sales was due primarily to higher costs of raw materials during the current nine month period, costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets.

Selling and shipping expenses increased by approximately $437,000 from approximately $5,875,000 for the nine month period ended March 31, 1996 to approximately $6,312,000 for the nine month period ended March 31, 1997. This increase is primarily due to an increase in advertising and promotional expenses and commission expenses for the nine months ended March 31, 1997. As a percentage of sales, selling and shipping expenses decreased from 12.6% for the nine month period ended March 31, 1996 to 9.6% for the nine month period ended March 31, 1997. The decrease in selling and shipping expenses as a percentage of sales is primarily the result of the Company's increased revenues.

General and administrative expenses increased by approximately $230,000 from approximately $1,432,000 for the nine month period ended March 31, 1996 as compared to approximately $1,662,000 for the comparable period in 1997. The increase in general and administrative expenses is primarily the result of an increase in professional fees. As a percentage of sales however, general and administrative expenses decreased to 2.5% for the nine month period ended March 31, 1997, from 3.1% for the comparable period in 1996, as a result of the Company's revenue growth in the current nine month period.

Net interest expense increased to approximately $1,811,000 for the nine month period ended March 31, 1997 from approximately $1,165,000 for the nine month period ended March 31, 1996. The increase was primarily the result of the Company's expanded borrowing and lease financing requirements necessary for working capital needs and capital expansion for the Manteca California and Ogdensburg New York manufacturing facilities.

Other income decreased from approximately $413,000 in the nine month period ended March 31, 1996 to $0 in the nine month period ended March 31, 1997, as a result of other income associated with the licensing agreement being recognized in full during the nine month period ended March 31, 1996.

The provision for income taxes for the nine month period ended March 31, 1997, decreased by approximately $28,000 compared to the nine month period ended March 31, 1996 primarily as a result of a lower effective tax rate.

Net earnings applicable to common stock increased to approximately $1,113,000 in the nine months ended March 31, 1997 from approximately $941,000 in the comparable period in 1996, or approximately $172,000. The increase in net earnings applicable to common stock is due to the increase in gross margin and the termination of the preferred stock dividend requirement, partially offset by increases in selling and shipping expenses, general and administrative expenses and interest expense and the decrease in other income.

Financial Position, Liquidity and Capital Resources

At March 31, 1997 the Company had working capital of approximately $27,451,000, as compared with $19,374,000 at June 30, 1996, an increase of approximately $8,077,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, partially offset by the increase in accounts payable and accrued expenses and other current liabilities.

The Company typically finances equipment purchases through capital lease financing transactions. At March 31, 1997, the Company had obligations of approximately $7,914,000 under capital leases, including $3,613,000 under capital lease agreements entered into in fiscal 1997. The increase in lease obligations is due to the capital leases entered into in connection with the expansion of the Company's Manteca, California facility as well as capital improvements for the Company's Paterson, New Jersey and Ogdensburg, New York facilities.

In March 1996, the Company purchased its Paterson production facility which it previously had leased. At March 31, 1997, the Company had outstanding obligations of approximately $1,014,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a revolving credit facility that, in January 1997, was amended and increased the bank's commitment to $20,000,000 through October 1998. The rate of interest on amounts borrowed under the revolving credit facility is LIBOR plus 200 basis points. The revolving credit loan agreement expires on October 31, 1998. Advances under this facility are initially limited to 80% of eligible accounts receivable, 40% of most inventory. As of March 31, 1997 the Company believes it is in compliance with these covenants. At March 31, 1997 the Company's total outstanding debt to the bank was $15,459,000.

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

Management believes that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the nine month period ended March 31, 1997 was approximately $5,139,000 as compared to $5,061,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in inventories and accounts receivable in support of the Company's increased revenue growth, and prepaid expenses and other current assets and a decrease in other assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, and an increase in accounts payable and accrued liabilities. The cash used in operations was financed through cash flow and from financing activities. Net cash used in investing activities in the nine month period ended March 31, 1997 was approximately $2,365,000, as compared to $1,263,000 in the nine month period ended March 31, 1996, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility). As a result, as at March 31, 1997 the Company had cash of $459,437 as compared to $709,941 as at March 31, 1996.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

Exhibits

          27. Financial Data Schedule (for SEC use only)

Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SUPREMA SPECIALTIES, INC.
                                        -------------------------
                                               (registrant)


Date: May 15, 1997                      By:  /s/  Mark Cocchiola
      ------------                           ---------------------------------
                                                  Mark Cocchiola
                                                  President &
                                                  Chief Executive Officer



Date: May 15, 1997                      By:  /s/  Steven Venechanos
      ------------                           ---------------------------------
                                                  Steven Venechanos
                                                  Chief Financial Officer &
                                                  Secretary