Form 10-K
period 1997-06-30
SUPREMA SPECIALTIES INC
filed 1997-09-29
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                                     0-19263
                              (Commission File No.)

                            SUPREMA SPECIALTIES, INC.
             (Exact name of registrant as specified in its charter)


         New York                                             11-2662625
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                510 East 35th Street, Paterson, New Jersey 07543
           (Address of principal executive offices including zip code)

Registrant's Telephone Number, including area code: (201) 684-2900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                              Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 11, 1997 was $12,760,500.

As of September 11, 1997, there were 4,562,800 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference:

     Suprema Specialties, Inc.'s definitive Proxy Statement for the annual meeting of shareholders to be held in November 1997 which will be filed on or before October 12, 1997 is incorporated by reference into Part III of this Form 10-K Annual Report.

                                     PART I

Item 1. Business

General

     Suprema Specialties, Inc. and its wholly owned subsidiaries (hereinafter referred to collectively as the "Company") manufactures, processes and markets a variety of premium, gourmet natural cheese products, using fine quality imported and domestic cheeses.

     The Company purchases bulk cheeses from foreign sources (primarily from Europe and to a lesser extent, South America) and domestic sources, and manufactures bulk cheeses at its facilities in Manteca, California, and Ogdensburg, New York. Bulk cheese is repackaged and sold to food service distributors and food manufacturers under the Suprema Di Avellino(R) name or on a private label basis or is grated or shredded and packaged by the Company and sold to retail customers under the Suprema Di Avellino(R) name. The Company packages its products for retail sale in convenient, easy to use, tamper evident, resealable, clear plastic cups, bags and shakers.

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

     The Company sells its cheese products to food service industry distributors, which distribute cheese products to restaurants, hotels and caterers; food manufacturers; and supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops. For the years ended June 30, 1996 and June 30, 1997, sales of bulk cheese products to food service industry distributors and food manufacturers under the Suprema Di

Avellino(R) name or on a private label basis accounted for 43% and 54%, respectively, of the Company's revenues in each period.

     For retail sales, the Company packages a significant portion of its products in resealable tamper-evident transparent plastic cups and eight ounce shakers, permitting consumers to reseal the package which the Company believes maximizes freshness and enhances visual appeal.

     The Company also sells certain of its products in shrink-wrapped plastic packaging and in plastic pillow packs. These packs range in size from one to ten pounds or can be packaged in customized sizes for food service distributors and food manufacturers.


Production

     The Company has increasingly emphasized the marketing and sale of domestic Italian variety cheese products manufactured at its Manteca, California facility and for the past nine months, its Ogdensburg New York facility. For the years ended June 30, 1996 and June 30, 1997, respectively, sales of mozzarella, ricotta and provolone cheese products manufactured at such facilities accounted for approximately 58.9% and 54.7%, respectively, of the Company's revenues. The Company also processes natural cheese products, which involves shredding, grating and packaging, at its facility in Paterson, New Jersey. Each of the three facilities serve as distribution points for various geographic markets throughout the United States.

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


Customers

     The Company sells its cheese products directly and through distributors to supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops; food service industry distributors, which distribute the products to, among others, restaurants, hotels and caterers; and food manufacturers. The Company's products sold to food service industry distributors and food manufacturers are sold principally in bulk. The Company's supermarket customers include several regional chain stores, such as King Kullen, Shop-Rite, Price Costco, BJ's, Foodtown, Stop'N Shop, Safeway, D'Agostino's, Super Valu, and Giant.

     For the fiscal years ended June 30, 1996 and June 30, 1997, sales of cheese products to retailers accounted for approximately 15% and 10%, respectively, of the Company's revenues; sales to food service companies accounted for approximately 73% and 83%, respectively, of the Company's revenues; and sales to food manufacturers accounted for approximately 12% and 7% respectively, of the Company's revenues.

     For the fiscal year ended June 30, 1997, A&J Cheese Company and Lisanti Foods of New Jersey accounted for 14% and 10% of the Company's revenues respectively, and for the fiscal year ended June 30, 1996, Lisanti Foods of New Jersey and A&J Cheese Company accounted for 13% and 12% of the Company's revenues respectively.


Marketing, Sales and Advertising

     The Company currently employs regional sales representatives to market its products to retail customers primarily in New York, New England and California, and one national representative who is responsible for sales of the Company's products to the food service industry. In addition, the Company engages independent food brokers throughout the United States for marketing to both retail and food service customers. Food brokers, who are paid on a commission basis, and salaried sales representatives, are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on supermarket shelves. To achieve greater market penetration, the Company intends to continue to strengthen and expand its sales force and food broker network. The Company also employs a Senior Vice President-Sales, who is responsible for managing and coordinating the entire sales program. This includes making sales presentations to food brokers and working with regional sales representatives and food brokers in the marketing and selling of products to, and the maintenance of relationships with, retail customers.

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


Suppliers

     For the years ended June 30, 1996 and June 30, 1997, approximately 19% and 7%, respectively, of the Company's supply requirements were manufactured by foreign producers in Europe and South America. Currently, the Company imports certain of its bulk cheese directly from foreign suppliers and, to a lesser extent, also purchases through domestic importers. The Company purchases cheese supplies in large quantities in order to obtain volume discounts and places its orders for import bulk cheese approximately four to six months in advance of anticipated production requirements.

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

     The Company also purchases certain of its cheese requirements from domestic sources. The Company manufactures certain of its cheese requirements primarily for sale to the food service industry. For the fiscal years ended June 30, 1996 and June 30, 1997, approximately 81% and 93%, respectively, of the Company's supply requirements were manufactured by the Company or purchased from domestic sources.

     For the fiscal years ended June 30, 1996 and June 30, 1997, the Company's largest supplier, a milk cooperative, accounted for approximately 33% and 31%, respectively, of all purchases. The Company does not usually maintain contracts with its suppliers. The Company believes that there are numerous alternative sources of supply available to it, including for products currently provided by its largest supplier.


Trademarks

     In September, 1992, the Company registered the name "Suprema Di Avellino(R)" with the United States Patent and Trademark Office.


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

Competition

     The Company faces significant competition in the marketing and sales of its products. The Company's wholesale products compete with other products on the basis of price, quality and service. The Company's retail products compete for consumer recognition and shelf space with cheese products which have achieved significant national, regional and local brand name recognition and consumer loyalty including such product brands as Kraft, Sorrento, Sargento and Polly-O. The Company also competes with other importers of foreign cheese and companies manufacturing substitute cheese products. These products are marketed by companies with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company, thereby permitting such companies to procure supermarket shelf space and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets. The food industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. The Company's products are positioned as premium, gourmet products and, accordingly, are generally higher in price than certain similar competitive products. The Company believes the principal competitive factors in the marketing of cheese products are quality, freshness, price, product recognition, packaging convenience and ease of use.

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


Employees

     As of September 11, 1997, the Company had 192 full-time employees of which 8 are employed in executive capacities and management positions, 12 are engaged in sales and marketing and administrative capacities and 172 are engaged in production and operations. In June, 1997, the employees at the Company's Manteca, California facility which represents approximately 55% of the total workforce, elected to form a Union. The Company is currently under negotiations to formalize a contract with the employees. The Company considers its relations with its employees to be good. While management is hopeful that these negotiations will be resolved successfully, there can be no assurance that these negotiations will be successful. The failure to reach an agreement could have a material adverse affect on the Company.


Item 2. Properties

     The Company operates three facilities: manufacturing facilities in Manteca, California and Ogdensburg, New York and its executive offices and production facility in Paterson, New Jersey.

     The Company's facility in Paterson, New Jersey, consists of an aggregate of approximately 32,000 square feet and contains the Company's executive offices as well as production, storage and shipping facilities. This building has been expanded to include a refrigerated/freezer storage facility. On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000 of which approximately $686,250 was used to pay the remaining obligation to the landlord. The five year note bears interest of 8.51% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year five of approximately $840,000.

     The Company's facility in Manteca, California, which consists of an aggregate of approximately 75,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under a net lease which was renewed in December 1994 and expires on August 31, 2005, and which may be extended at the option of the Company for two (2) additional five-year periods. The basic annual rental (exclusive of insurance and taxes) is $576,000, subject to adjustment for increases in the Consumer Price Index during the renewal term. The rent is based on a formula relating to the Landlord's cost of construction of the additional space.

     The Company's facility in Ogdensburg, New York, which consists of an aggregate of approximately 72,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under an operating lease which commenced in August 1996 and expires July 31, 2017. However, at each five year anniversary of the commencement of the lease; July 31, 2002, July 31, 2007, and July 31, 2012 the Company may elect to terminate the lease. Minimum monthly base rental is $4,000 plus a fee of $.06 per hundred weight of whole milk sold and delivered; provided that in no event shall the minimum monthly rent exceed $8,000.

     The Company leases, generally with options to purchase, substantially all of the equipment at these manufacturing and processing facilities, subject to lease agreements currently providing for annual aggregate payments of approximately $2,300,000.

     The Company believes that the current facilities are sufficient for its needs for the foreseeable future.


Item 3. Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 30, 1997.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the NASDAQ System under the symbol "CHEZ" since April 25, 1991. On March 22, 1993, the Company's stock commenced trading on the NASDAQ National Market System. The following table sets forth the high and low closing bid prices of the Company's Common Stock for the periods indicated below. The following quotes represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not necessarily represent the prices of actual transactions.

                                                            Common Stock
                                                         -------------------
                                                         High            Low
                                                         ----            ---
Fiscal Year ending June 30, 1995

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
         Second Quarter                                  6 1/4           4 1/4
         Third Quarter                                   6 1/8           4 1/4
         Fourth Quarter                                  6 3/4           5 1/8


Fiscal Year ending June 30, 1997

         First Quarter                                   6 1/2           5 1/8
         Second Quarter                                  5 7/8           4 3/8
         Third Quarter                                   5 3/8           3 9/16
         Fourth Quarter                                  4 1/2           3

     The closing price of the Common Stock on September 11, 1997 was 3 3/4.

     As of September 11, 1997, the number of record holders of the Company's Common Stock was 92. The Company believes that this number does not include an estimated 1,000 beneficial owners of the Company's Common Stock who currently hold such securities in the name of depository institutions.

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

     In June 1996, the Company completed a public offering for 1,500,000 shares of its common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock (see above), at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by selling shareholders. In association with this public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July, 1996, the underwriter exercised its option. Gross proceeds payable to the Company from the exercise of the options were approximately $1,237,500 and net proceeds to the Company was approximately $1,021,791.

     The Company has neither paid nor declared any cash dividends on its shares of Common Stock. The Board of Directors of the Company does not presently anticipate that cash dividends will be paid on its shares of Common Stock in the foreseeable future. In addition, the Company's agreement with its bank prohibits the payment of cash dividends. The Company anticipates that any funds derived from operations in the foreseeable future will be required to be devoted to the development of the Company's business.

Item 6. Selected Financial Data

     The following selected consolidated financial information is derived from, and should be read in connection with, the consolidated financial statements of the Company contained elsewhere herein.

                                           Years Ended June 30,
                              ------------------------------------------------
                              1997       1996       1995       1994       1993
                              ----       ----       ----       ----       ----
                                   (In thousands, except per share data)
Earnings Statement
  Data:

  Net Sales                  $88,311    $65,104    $52,109    $31,996    $27,399
 Earnings before
   cumulative
   effect of
   accounting
   change                        121      1,409        912        504        621

  Net Earnings                   121      1,409        912        429        621

  Earnings Per
   Share before
   cumulative
   effect of
   accounting
   change                        .02        .40        .32        .23        .28

  Earnings per                   .02        .40        .32        .20        .28
  share

  Weighed Average              5,040      3,195      2,369      2,191      2,213
   Common Shares
   Outstanding(1)


                                                 June 30,
                               -----------------------------------------------
                               1997       1996      1995       1994       1993
                               ----       ----      ----       ----       ----
                                               (In thousands)
Balance Sheet
  Data:

Total Assets                 $47,043    $41,663    $27,212    $16,746    $12,610

Working Capital               32,546     19,374     11,209      8,384      2,447

Long Term                     23,772     18,482     13,310      7,099      1,776
Obligations
 (including
  capital lease
  obligations


Warrants                       1,171      1,171         --         --         --

Total                         31,754     27,577     19,811     11,600      8,296
 Liabilities
Stockholders'                 15,289     14,086      7,401      5,146      4,313
 Equity

----------

(1)  See Footnote 11 to Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Statements of Earnings.

                                                   Percentage of Revenues
                                               --------------------------------
                                                 Year       Year          Year
                                                Ended       Ended        Ended
                                               June 30,    June 30,     June 30,
                                                 1997        1996        1995
                                                ------      ------       -----
Net Sales ................................      100.0%      100.0%       100.0%
Cost of sales ............................       83.0        78.9         77.4
                                                -----       -----        -----
Gross margin .............................       17.0        21.1         22.6
Selling and shipping
expenses .................................       10.4        12.5         15.6

General and administrative
expenses .................................        2.5         2.8          3.7

Interest expense .........................        2.5         2.8          1.3

Other (Income)/Expense ...................        1.4         (.5)        (1.0)
                                                -----       -----        -----

Earnings before income
taxes ....................................         .2         3.7          3.0
Income taxes .............................         .1         1.5          1.2
                                                -----       -----        -----
Net Income ...............................         .1         2.2          1.8
                                                =====       =====        =====

     Year Ended June 30, 1997 Compared to Year Ended June 30, 1996. Revenues for the fiscal year ended June 30, 1997 were approximately $88,311,000, as compared to approximately $65,104,000 for the fiscal year ended June 30, 1996, an increase of approximately $23,207,000, or 35.6%. This increase reflects higher sales volume for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $1,303,000, from approximately $13,745,000 for the year ended June 30, 1996 to approximately $15,048,000 for the year ended June 30, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased from 21.1% in the year ended June 30, 1996 to 17.0% in the year ended June 30, 1997. The decrease in gross margin as a percentage of net sales was due primarily to higher costs of raw materials during the fiscal year ended June 30, 1997, costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets.

     Selling and shipping expenses increased by approximately $1,051,000 from approximately $8,125,000 during the fiscal year ended June 30, 1996 to approximately $9,176,000 during the fiscal year ended June 30, 1997. The increase in selling and shipping expenses was primarily due to the unusual charge associated with the write-off of the marketing service agreements (see note 5 to the financial statements) of approximately $944,000 as such amounts no longer need continuing value as a result of declining relevance of these product lines, partially offset by a decrease in freight expenses due to the Ogdensburg facility coming on line. As a percentage of sales, selling and shipping expenses decreased from 12.5% for the fiscal year ended June 30, 1996 to 10.4% for the fiscal year ended June 30, 1997. This decrease is primarily due to the Company's increased revenue growth along with a decrease in the Company's freight expenses, partially offset by the unusual charge associated with the write-off of the marketing service agreements.

     General and administrative ("G&A") expenses increased from approximately $1,807,000 in fiscal 1996 to approximately $2,181,000 in fiscal 1997, or $374,000. The increase in general and administrative expenses is primarily due to an increase in personnel. As a percentage of sales, G&A expenses decreased from 2.8% in fiscal 1996 to 2.5% in fiscal 1997. This decrease is primarily due to the Company's increased revenue growth during the fiscal year ended June 30, 1997.

     Net interest expense increased to approximately $2,232,000 for the year ended June 30, 1997 from approximately $1,812,000 for the year ended June 30, 1996. The increase was the result of the Company's expanded borrowing and lease financing requirements necessary to finance working capital needs and capital expansion for the Manteca, California and the Ogdensburg, New York manufacturing facilities.

     Other income decreased from approximately $412,000 in fiscal year 1996 to a loss of approximately $1,259,000 in fiscal year 1997, primarily as a result of other income associated with the payment in full of the note pertaining to the licensing agreement during fiscal year 1996 as compared to the loss on the sale of the Company's assets in association with the sale leaseback transaction the Company completed during the fourth quarter of fiscal 1997 (see note 4 to the financial statements) of approximately $1,259,000.

     The provision for income taxes for the year ended June

30, 1997 decreased by approximately $923,000 compared to fiscal year 1996 as a result of the above.

     Net earnings applicable to common stock decreased to approximately $121,000 in fiscal year 1997 from approximately $1,409,000 in fiscal year 1996 due to the reasons discussed above.

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

     The Company's gross margin as a percentage of revenues decreased from 22.6% in the year ended June 30, 1995 to 21.1% in the year ended June 30, 1996. The decrease in gross margin as a percentage of revenues was due to higher than normal costs during the second quarter of fiscal 1996 associated with the start-up of the mozzarella manufacturing operations in Manteca accompanied by the continued shift to lower margin sales associated with the food service and food ingredient markets. Also higher raw material costs during the fourth quarter of fiscal year 1996, which the Company elected to absorb rather than pass on to customers, had a negative impact on the gross profit for such period.

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

Liquidity and Capital Resources

     At June 30, 1997, the Company had working capital of approximately $32,546,000 as compared with approximately $19,374,000 in June 1996, an increase of approximately $13,172,000. The increase in working capital is the result of cash proceeds of $3,700,000 related to the sale-leaseback of the Company's machinery and equipment, the proceeds from the stock offering of $1,024,000 and increased borrowings under the line of credit of $7,850,000. The cash was invested in the increased accounts receivable and inventory levels in support of the Company's increased sales volume, as well as decreases in accounts payable and income taxes.

     In May, 1997 the Company entered into an agreement with Fleet Capital Leasing Corporation under which the Company sold to Fleet Capital its interests in certain production and operating equipment for $9,565,000. Under the agreement, the Company will lease back the equipment for a period of eight years under an operating lease. The Company extinguished the existing capital lease obligations and fees pertaining to the equipment and, as a result, realized net proceeds to the Company of approximately $3,711,000.

     The Company has a bank revolving credit facility that, in January 1997, was amended and increased the bank's potential commitment to $20,000,000 through October 1998. The rate of interest on amounts borrowed under the revolving credit facility is LIBOR plus 200 basis points. The revolving credit loan agreement expires on October 31, 1998. Advances under this facility are initially limited to 80% of eligible accounts receivable, 40% of all inventory except packaging material, as defined in the agreement. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of September 30, 1997, the Company is in compliance with these covenants. At June 30, 1997, the Company had $15,589,856 outstanding under the long-term revolving credit facility with approximately $4,010,000 remaining as available to borrow under the facility.

     In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,000. The Company received no proceeds from the shares sold by the selling shareholders. In association with the offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July 1996, the underwriter exercised its option. Gross proceeds from the issuance were approximately $1,237,500 and net proceeds to the Company were approximately $1,024,000.

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

     In March, 1996, the Company purchased its Paterson production facility which it previously had leased financed by a mortgage from Natwest Bank, N.A. Proceeds of the loan amounted to $1,050,000, of which $686,000 was used to pay the Company's remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of the Paterson facility to include a freezer/cooler refrigerated storage facility. The five year note which bears interest at 8.51% per annum is being amortized at a fifteen year rate with a balloon payment of approximately $840,000 due on March 29, 2001. At June 30, 1997, the Company had obligations of approximately $1,005,000 under the mortgage.

     The Company typically financed equipment purchases through capital lease financing transactions. At June 30, 1997, the Company had obligations of approximately $2,873,000 under capital leases, representing primarily capital leases entered into in fiscal year 1997. The decrease in capital lease obligations is due to the extinguished capital lease obligations associated with the sale leaseback transaction discussed above. The additional capital lease obligations entered into in fiscal year 1997 is in connection with the expansion of the Company's Manteca California as well as capital improvements for the Company's Paterson, New Jersey and Ogdensburg, New York facilities.

     Management believes that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

     Net cash used by operating activities for the year ended June 30, 1997 was approximately $8,148,000, as compared with approximately $7,287,000 in the prior year. The use of cash in operations was primarily the result of increases in inventory, and accounts receivable in support of the Company's increased volume and decreases in accounts payable and income taxes payable, partially offset by net earnings as adjusted for non-cash expenses, and decreases in prepaid expenses and other current assets, other assets and accrued liabilities. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the year ended June 30, 1997 was approximately $2,852,000 as compared with $1,607,000 in the prior year. This increase is a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California and New York manufacturing facilities). As a result, at June 30, 1997, the Company had cash of $480,225, as compared to $528,865 for the prior year.

     As of September 5, 1997, the Company has made no additional commitments for capital expenditures.

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

Effect of New Accounting Pronouncements

     In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the year ended June 30, 1997, basic earnings per share would have been $.03, under the provisions of SFAS 128 and diluted earnings per share would have been $.02.

     In June 1997, SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.



Item 8. Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data of the Company are included following Part IV of this report.

Item 9. Changes in and Disclosure with Accountants on
        Accounting and Financial Disclosure

             None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1997 which will be filed on or before October 12, 1997 and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1997 which will be filed on or before October 12, 1997 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1997 which will be filed on or before October 12, 1997 and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1997 which will be filed on or before October 12, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements Page

          Report of Independent Certified Public Accountants                 F-1

          Consolidated Balance Sheets - June 30, 1997 and 1996               F-2

          Consolidated Statements of Earnings -
            For the Years Ended June 30, 1997, 1996 and 1995                 F-3

          Consolidated Statements of Stockholders' Equity -
            For the Years Ended June 30, 1997, 1996 and 1995                 F-4

          Consolidated Statements of Cash Flows -
            For the Years Ended June 30, 1997, 1996 and 1995                 F-5

          Notes to Consolidated Financial Statements                  F-6 - F-16


(a)  2.   Financial Statement Schedules

          Report of Independent Certified Public Accountants on
            Supplemental Schedule                                           F-17

          Schedule II - Valuation and Qualifying Accounts and
            Reserves - For the Years Ended June 30, 1997,
            1996 and 1995                                                   F-18

(a)    3.     Exhibits

       3.     Articles of Incorporation and By-Laws

       3.1    Certificate of Incorporation, as amended*

       3.2    By-laws of the Registrant*
              Amendment to Certificate of Incorporation.

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

*** Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended June 30, 1992.

**** Incorporated by reference to the registrant's Report on Form 10-Q for the quarter ended December 31, 1995.

***** Incorporated by reference to the registrant's Annual Report on form 10-K for the year ended June 30, 1994.

       10.16 Amendment to Lease and Purchase Agreement, dated October 4, 1994 between East 35th Street Associates and the Company.******

       10.17 Loan and Security Agreement among CoreStates, Enterprise and the Company and Suprema Specialties West, Inc. dated October 25, 1995.****

       10.18 Lease between Cape Vincent Milk Producers Cooperative, Inc., Marble City Bulk Milk Producers Cooperative, Inc., Northern New York Bulk Milk Producers Cooperative, Inc., Seaway Bulk Milk Producers Cooperative Inc., and the Company, dated May 21, 1996.***

       10.19 Master Equipment Lease Agreement No. 32399 between Fleet Capital Corporation and Suprema Specialties, Inc. dated May 29, 1997.

       21.    Subsidiaries of the Registrant

       23.1   Consent of Independent Certified Public Accountants

--------
****** Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SUPREMA SPECIALTIES, INC.

                                                    By: /s/ Mark Cocchiola
                                                       -------------------------
                                                       Mark Cocchiola, President

Dated:  September 23, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name            Title                                         Date
----            -----                                         ----

/s/ Mark Cocchiola                                            September 23, 1997
-----------------------
Mark Cocchiola,
Chairman of the Board,
President, Chief
Executive Officer and
Director (Principal
Executive Officer)

/s/ Paul Lauriero                                             September 23, 1997
-----------------------
Paul Lauriero,
Executive Vice President
and Director

/s/ Steven Venechanos                                         September 23, 1997
Steven Venechanos
Chief Financial Officer, and
Secretary

/s/ Marco Cocchiola                                           September 23, 1997
-----------------------
Marco Cocchiola,
Director

/s/ Rudolph Acosta                                            September 23, 1997
-----------------------
Rudolph Acosta,
Director

/s/ Paul DeSocio                                              September 23, 1997
-----------------------
Paul DeSocio,
Director

/s/ William Gascoigne                                         September 23, 1997
-----------------------
William Gascoigne,
Director

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Suprema Specialties, Inc. and Subsidiaries
Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Suprema Specialties, Inc. and Subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suprema Specialties, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



                                               BDO Seidman, LLP

Woodbridge, New Jersey

August 20, 1997

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  ============================================

                                                              June 30,
                                                      --------------------------
                                                          1997           1996
                                                          ----           ----
                                     ASSETS
Current:
   Cash                                               $   480,225    $   528,865
   Accounts receivable, net of allowances of
     $470,290 and $508,290 at June 30, 1997
     and 1996, respectively                            14,667,008      8,805,801
   Inventories                                         22,462,421     16,901,355
   Income taxes receivable                                921,243           --
   Prepaid expenses and other current assets              679,781      1,954,589
   Deferred income taxes                                  168,348        183,548
                                                      -----------    -----------
       TOTAL CURRENT ASSETS                            39,379,026     28,374,158

PROPERTY, PLANT AND EQUIPMENT, net                      6,135,082     11,444,496

OTHER ASSETS                                            1,528,434      1,843,905
                                                      -----------    -----------
                                                      $47,042,542    $41,662,559
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                  $ 5,411,478     $ 6,504,476
   Current portion of long-term obligations              402,877       1,562,953
   Mortgage payable - current                             39,875          36,588
   Income taxes payable                                     --           244,413
   Accrued expenses and other
     current liabilities                                 805,754         569,502
   Deferred income taxes                                 172,653          82,154
                                                     -----------     -----------
       TOTAL CURRENT LIABILITIES                       6,832,637       9,000,086

DEFERRED INCOME TAXES                                    420,952         522,133
REVOLVING CREDIT LOAN                                 15,589,856       7,740,000
SUBORDINATED DEBT                                      4,303,670       4,061,468
LONG-TERM CAPITAL LEASES                               2,470,599       4,077,386
MORTGAGE PAYABLE                                         964,870       1,004,745
                                                     -----------     -----------
                                                      30,582,584      26,405,818
                                                     -----------     -----------

WARRANTS (subject to mandatory redemption)             1,171,000       1,171,000
                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Redeemable, convertible preferred stock, $.01 par
     value, 2,500,000 shares authorized, none issued
     and outstanding at June 30, 1997 and 1996                --            --
   Common stock, $.01 par value, 10,000,000
     shares authorized, 4,562,800 and
     4,300,193 shares issued and outstanding at
     June 30, 1997 and 1996, respectively                   45,628        43,002
   Additional paid-in capital                           11,243,347    10,163,537
   Retained earnings                                     3,999,983     3,879,202
                                                       -----------   -----------
       TOTAL STOCKHOLDERS' EQUITY                       15,288,958    14,085,741
                                                       -----------   -----------
                                                       $47,042,542   $41,662,559
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                  ============================================


                                                        Years ended June 30,
                                                -----------------------------------
                                                1997           1996            1995
                                                ----           ----            ----
Net sales                                  $ 88,311,454    $ 65,103,914    $ 52,109,014
Cost of sales                                73,263,129      51,358,460      40,350,333
                                           ------------    ------------    ------------
       Gross margin                          15,048,325      13,745,454      11,758,681
                                           ------------    ------------    ------------

Expenses:
   Selling and shipping expenses              9,175,567       8,125,052       8,133,382
   General and administrative expenses        2,180,576       1,807,275       1,910,899
                                           ------------    ------------    ------------
                                             11,356,143       9,932,327      10,044,281
                                           ------------    ------------    ------------

Income from operations                        3,692,182       3,813,127       1,714,400
Other income (expense):
   Interest - net                            (2,231,820)     (1,812,342)       (690,026)
   Other                                     (1,259,081)        412,500         520,165
                                           ------------    ------------    ------------
                                             (3,490,901)     (1,399,842)       (169,861)
                                           ------------    ------------    ------------

Earnings before income taxes                    201,281       2,413,285       1,544,539
Income taxes                                     80,500       1,004,000         633,000
                                           ------------    ------------    ------------

Net earnings                               $    120,781    $  1,409,285    $    911,539
                                           ============    ============    ============

Preferred Stock Dividends                          --          (146,250)       (150,000)

Net earnings applicable to common stock         120,781       1,263,035         761,539

Net earnings per share applicable to
   common stockholders                     $        .02    $        .40    $        .32
                                           ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING USED
   TO COMPUTE NET EARNINGS PER SHARE          5,039,995       3,195,358       2,369,093
                                           ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  ============================================

                                              Series A
                                           Preferred stock                   Common stock              Additional
                                    -----------------------------     ----------------------------      paid-in          Retained
                                       Shares           Amount           Shares          Amount         capital          earnings
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
  1994                                    89,468     $    199,171        2,250,000    $ 22,500,171    $  3,069,528     $  1,854,628

Issuance of shares in
   satisfaction of
   trade payables                           --               --            200,000           2,000         582,000             --

Net proceeds from
   preferred stock                       410,532          909,806             --              --              --               --

Dividends on
   preferred stock                          --               --               --              --              --           (150,000)

Net earnings                                --               --               --              --              --            911,539
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
 1995                                    500,000        1,108,977        2,450,000          24,500       3,651,528        2,616,167

Issuance of shares on
   conversion of
   marketing service
   agreements                               --               --            306,900           3,070         937,114             --

Issuance of shares on
   cashless exercise
   of warrants                              --               --             43,293             432            (432)            --

Dividends on
   preferred stock                          --               --               --              --              --           (146,250)

Net proceeds from
   shares issued
   during public
   offering                                 --               --          1,000,000          10,000       4,471,350             --

Conversion of Series
   "A" convertible
   preferred stock
   into common stock                    (500,000)      (1,108,977)         500,000           5,000       1,103,977             --

Net earnings                                --               --               --              --              --          1,409,285
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
 1996                                       --               --          4,300,193          43,002      10,163,537        3,879,202

Net proceeds from
   underwriters over
   allotment                                --               --            225,000           2,250       1,021,791             --

Exercise of stock
   options and
   warrants                                 --               --             37,607             376          58,019             --

Net earnings                                --               --               --              --              --            120,781
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
 1997                                       --               --          4,562,800    $     45,628    $ 11,243,347     $  3,999,983
                                    ============     ============     ============    ============    ============     ============


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ============================================

                                                                                                Years ended June 30,
                                                                                 ----------------------------------------------
                                                                                 1997                 1996                 1995
                                                                                 ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                              $    120,781         $  1,409,285         $    911,539
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                                            2,027,080            1,997,949              485,452
       Provision for doubtful accounts                                               --                 82,030              680,500
       Loss on sale leaseback transaction                                       1,259,085                 --                   --
       Gain on disposal of property and equipment                                    --                   --               (370,608)
       Write-off of prepaid commissions/licensing fees                            943,863                 --                   --
       Deferred income taxes                                                     (199,500)             301,000             (268,000)
       Other income                                                                  --               (412,500)            (150,000)
       (Increase) decrease in assets:
          Accounts receivable                                                  (5,861,207)          (3,537,008)          (1,378,275)
          Inventories                                                          (5,561,066)          (6,548,379)          (4,567,988)
          Prepaid expenses and other current assets                               330,945              124,788             (259,880)
          Prepaid income taxes                                                   (717,225)                --                   --
          Other assets                                                            609,907           (2,381,571)              43,812
       Increase (decrease) in liabilities:
          Accounts payable                                                     (1,092,998)           1,763,990            2,351,973
          Income taxes payable                                                   (244,413)            (291,319)             276,469
          Accrued expenses and other current
            liabilities                                                           236,252              204,690              183,198
                                                                             ------------         ------------         ------------
          Net cash used in operating activities                                (8,148,496)          (7,287,045)          (2,061,808)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                                --                   --                531,679
   Payments for purchase of
     property and equipment                                                    (2,852,287)          (1,606,755)          (1,070,062)
                                                                             ------------         ------------         ------------
          Net cash used in investing activities                                (2,852,287)          (1,606,755)            (538,383)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit loan                                         36,791,000           18,175,000            3,775,000
   Repayment of revolving credit loan                                         (28,941,144)         (18,135,000)          (1,525,000)
   Proceeds from subordinated loan                                                   --              5,000,000                 --
   Proceeds from mortgage                                                            --              1,050,000                 --
   Proceeds from secondary offering/options                                     1,082,436            4,481,350                 --
   Principal payments of mortgage                                                 (36,588)              (8,667)                --
   Principal payments of capital leases                                        (6,420,125)          (2,125,428)            (808,595)
   Proceeds from sale-leaseback                                                 9,565,000                 --                   --
   Costs in connection with sale-leaseback                                     (1,088,436)                --                   --
   Proceeds from note receivable                                                     --                637,500              337,500
   Payment of preferred dividend                                                     --               (146,250)            (150,000)
   Proceeds from preferred stock                                                     --                   --              1,036,600
                                                                             ------------         ------------         ------------
          Net cash provided by financing activities                            10,952,143            8,928,505            2,665,505
                                                                             ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH                                                   (48,640)              34,705               65,314
CASH, beginning of period                                                         528,865              494,160              428,846
                                                                             ------------         ------------         ------------
CASH, end of period                                                          $    480,225         $    528,865         $    494,160
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized of $340,000 in
       1997, $51,996 in 1996 and $253,000 in 1995)                           $  2,403,700         $  1,900,630         $    744,797
     Income taxes                                                               1,233,187            1,019,439              693,817
   Noncash investing and financing transactions:
     Purchases of property and equipment through
       capital leases                                                           3,653,262            2,156,010            4,769,609
     Satisfaction of accounts payable through the
       issuance of common stock                                                      --                   --                584,000
     Decrease in prepaid expenses related to place-
       ment of preferred stock                                                       --                   --                161,685
     Decrease in accrued expenses related to place-
       ment of preferred stock                                                       --                   --                 34,338
     Issuance of common stock upon conversion of
       marketing service agreements                                                  --                940,186                 --

          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Suprema Specialties, Inc., a New York corporation incorporated on August 15, 1983 and its subsidiaries (the "Company") manufactures, processes and markets a variety of premium, gourmet natural cheese products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the financial statements of Suprema Specialties, Inc. and its wholly-owned subsidiaries, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was adopted as of July 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. (See Note 5)

Product Introduction Costs

Certain product introduction costs, included in prepaid expenses and other current assets, are capitalized and amortized over the stated program period, generally ranging from one to twelve months.

Advertising Cost

The Company expenses advertising costs as incurred and cooperative advertising costs when related revenue is recognized. Advertising costs amounted to $3,004,028, $3,431,408 and $2,662,000 in 1997, 1996 and 1995, respectively.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company adopted this pronouncement by making the required pro forma note disclosures only. Therefore, the adoption of SFAS No. 123 did not have an effect on the Company's results of operations or financial condition.

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

Risks and Uncertainties

In June, 1997, the employees at the Company's Manteca, California facility of Suprema Specialties West, Inc. which represent approximately 55% of the total workforce, elected to form a union. The Company is currently under negotiations to formalize a contract with the employees. The Company considers its relations with its employees to be good. While management is hopeful that these negotiations will be resolved successfully, there can be no assurance that these negotiations will be successful. The failure to reach an agreement could have a material adverse affect on the Company.

Effect of New Accounting Pronouncements

In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the year ended June 30, 1997, basic earnings per share would have been $.03 under the provisions of SFAS 128 and diluted earnings per share would have been $.02.

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability, if any, to the Company.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                           June 30,
                                               ---------------------------------
                                                  1997                  1996
                                                  ----                  ----

Raw materials                                  $ 2,236,541           $ 2,497,204
Finished goods                                  19,293,624            13,582,636
Packaging                                          932,256               821,515
                                               -----------           -----------
                                               $22,462,421           $16,901,355
                                               ===========           ===========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                              June 30,
                                                   -----------------------------
                                                       1997             1996
                                                       ----             ----

Property and plant                                 $ 1,525,705       $   936,370
Equipment                                            4,205,016        10,257,875
Leasehold improvements                               1,158,797           839,589
Furniture and fixtures                                 176,687           357,757
Delivery equipment                                      48,179            48,179
Construction in progress                                 4,242         1,875,931
                                                   -----------       -----------
                                                     7,118,626        14,315,701
Less: Accumulated depreciation and
   amortization                                        983,544         2,871,205
                                                   -----------       -----------
                                                   $ 6,135,082       $11,444,496
                                                   ===========       ===========

In May 1997, the Company entered into a sale-leaseback transaction whereby fixed assets with a net book value of $10,824,082 were sold for $9,565,000 and leased back under operating leases. In connection with this transaction, $4,847,382 of capital leases were paid in full. A loss of $2,347,517 resulted from this transaction. In accordance with FASB 13 and its interpretations a loss of $1,259,081 was recorded, representing the excess of the net book value of the related assets over fair market value, which is reflected as other expense. The balance of $1,088,436 have been included in other assets and will be amortized over eight years, the life of the lease which is being reflected as an operating lease.

Included in property, plant and equipment are plant and equipment acquired under capital leases with an initial cost of $3,087,041 and $9,409,403 and accumulated amortization of $26,828 and $1,914,210 as of June 30, 1997 and 1996,
respectively.

NOTE 5 - MARKETING SERVICE AGREEMENTS

The Company entered into marketing service agreements with unaffiliated third parties expiring at various dates through June 1998, pursuant to which the Company was provided with certain marketing and program support services, including the payment of advertising promotional expenditures by such parties (no amounts were provided during 1995 through 1997) in exchange for commissions based on Company sales of specified products. The Company was required to pay these commissions without any set-off, notwithstanding any termination of the agreements. In addition, two of the agreements provided that after an initial period (as defined in the agreements) under certain conditions, the Company or the providers of the marketing services have the right to convert some or all of the remaining estimated commissions to common stock of the Company at the market price at the time of conversion. Such conversion right was limited to no more than 10% and 2 1/2%, as specified in each of the agreements, of the Company's common stock issued and outstanding at the time of the conversion. For the years ended June 30, 1997, 1996 and 1995, commission expenses related to the marketing agreements, were approximately $794,000, $598,100 and $743,500, respectively.

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

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================

During fiscal 1994, the Company made payments under the marketing services agreements leading to a prepaid position of $430,000, which is included in other current assets. The balance at June 30, 1995 amounted to $622,500. In December 1995, an additional $300,000 was prepaid as final settlement of the remaining agreements. This amount will be charged to expense over the remaining three years of the related agreements as the applicable sales revenue is recorded. In connection with the amendment of two of its Marketing Service Agreements, the Company granted warrants to purchase 50,000 shares of the Company's common stock in September 1994. The warrants are exercisable at $3.00 per share and terminate on June 30, 1998.

During the fourth quarter of fiscal 1997, as a result of a review of the Company's retail cheese business, it was determined, in accordance with FASB 121, the remaining amounts, $943,863, no longer had continuing value as a result of declining relevance of these product lines. These amounts have been included in selling and shipping expenses.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                                   June 30,
                                 -----------------------------------------------
                                     1997             1996             1995
                                    ----              ----             ----
Current taxes:
   Federal                       $   223,000       $   555,000      $   698,000
   State                              57,000           148,000          203,000
                                 -----------       -----------      -----------
                                     280,000           703,000          901,000
Deferred taxes                      (199,500)          301,000         (268,000)
                                 -----------       -----------      -----------
                                 $    80,500       $ 1,004,000      $   633,000
                                 ===========       ===========      ===========

The following reconciles income taxes at the U.S. statutory rate to the provision for income taxes:

                                                         June 30,
                                          ----------------------------------------
                                              1997          1996           1995
                                              ----          ----           ----

Computed tax expense at statutory rates   $    68,000    $   821,000   $   525,000
State taxes, net of federal tax benefit        10,500        109,000        97,000
Travel and entertainment expenses not
   deductible                                   2,000         67,000         8,000
Officers life insurance not deductible          3,500          7,000         3,000
Other, net                                     (3,500)          --            --
                                          -----------    -----------   -----------
                                          $    80,500    $ 1,004,000   $   633,000
                                          ===========    ===========   ===========

Deferred income taxes arise from the difference between book and tax accounting for depreciation, the write-offs of uncollectible accounts receivable and product introduction costs.

The net deferred tax liabilities are comprised of the following components as of June 30, 1997 and 1996:

                                                             June 30,
                                                    ---------------------------
                                                       1997             1996
                                                       ----             ----

Depreciation                                        $  40,000         $ 522,000
Product introduction costs                            118,200            82,000
Deferred sale leaseback costs                         435,400            82,000
                                                    ---------         ---------
                                                      593,600           604,000
Accounts receivable reserve                          (168,300)         (183,000)
                                                    ---------         ---------
                                                    $ 425,300         $ 421,000
                                                    =========         =========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 7 - LONG-TERM DEBT

Revolving Credit Loan

In January 1997, the long-term revolving credit facility (the "Facility") between the Company and a bank was amended to increase the line for up to $20,000,000 through October 1998. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 2% (7.69% as of June 30, 1997). The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc.. In connection with obtaining the Facility, the Company and Suprema Specialties Northeast, Inc. has agreed to pay a commitment fee on the average daily unused portion of the Facility, equal to 1/4 of 1% per annum. Advances under this Facility are limited to 80% of eligible accounts receivable and 40% of all inventory except packaging material, as defined in the Facility agreement. The Facility agreement contains three restrictive financial covenants, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined and a restriction on dividends to common shareholders. As of June 30, 1997, the Company was in compliance with these covenants.

At June 30, 1997, the Company had approximately $4,010,000 available for borrowing under the Facility.

Subordinated Debt Facility

In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan is secured by a subordinated security interest in substantially all of the assets of the Company. The loan is subordinated to the loan of the Company's senior lender. The loan bears interest at 11 3/4% per annum. The principal amount of the loan is payable in 12 consecutive quarterly installments commencing September 30, 1998. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for nominal additional consideration for 354,990 shares of the Company's Common Stock. The Warrant is exercisable until September 30, 2001 and the shares issuable upon exercise of the Warrant are subject to two demand registration rights on the part of the Fund and piggyback registration rights. In addition, after October 1, 2000, or upon the occurrence of certain other rights, the Fund has the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair value at date of issue, $1,100,000. The corresponding debt discount will be amortized over the life of the loan on the interest rate method. At June 30, 1997, the value of the put option was approximately $1,171,000.

Mortgage Payable

On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bears interest at 8.51% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year five of approximately $840,000.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 7 - LONG-TERM DEBT (continued)

Principal payments on long-term debt over the next five years are as follows:

     1998                                                            $    39,875
     1999                                                             16,466,647
     2000                                                              1,714,029
     2001                                                              2,540,726
     2002                                                                833,324
                                                                     -----------
     Total principal payments                                         21,594,601
     Less: Discount on subordinated debt                                 696,330
                                                                     -----------
                                                                     $20,898,271
                                                                     ===========

The fair value of the long-term debt and capital leases approximates the recorded value based on borrowing rates currently available for loans with similar terms and maturities.

NOTE 8 - CAPITAL LEASES

There are various equipment and furniture and fixtures financed under capital leases. These leases have interest rates ranging from 6.7% to 11.5%. At June 30, 1997, the Company's future minimum lease payments under capital leases are as follows:

     1998                                                             $  723,350
     1999                                                                723,350
     2000                                                                719,465
     2001                                                                719,465
     2002                                                                561,578
     Thereafter                                                          622,759
                                                                      ----------
     Total minimum lease payments                                      4,069,967
     Less: amount representing interest                                1,196,491
                                                                      ----------
     Present value of minimum lease payments                           2,873,476
     Less: current portion                                               402,877
                                                                      ----------
     Long-term portion of capital leases                              $2,470,599
                                                                      ==========

NOTE 9 - LEASE COMMITMENTS

The Company rents warehouse space and certain equipment under lease arrangements classified as operating leases including the equipment in the sale-leaseback transaction. (See Note 4) The lease for the production facilities in Manteca, California, which was renewed in December 1994 and expires on August 31, 2005 and which may be extended at the option of the Company for two (2) additional five-year periods. The Company also leases its Ogdensburg facility. The lease is for 5 years with three 5 year renewals at the Company's option. Rent expense was $922,447, $731,875 and $362,703 for the years ended June 30, 1997, 1996 and
1995, respectively. Future minimum rental payments under non-cancelable operating leases are: 1998 - $2,189,364; 1999 - $2,363,837; 2000 - $2,395,561;
2001 - $2,395,560; 2002 - $2,347,560 and thereafter - $6,779,810.

NOTE 10 - STOCKHOLDERS' EQUITY

Stock Issuance

In December 1994, the Company issued 200,000 shares of its $0.01 par value, common stock to a supplier. The net proceeds from the sale of these shares, which amounted to $584,000, were used in partial satisfaction of the accounts payable due to the supplier.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock at a purchase price of $5.50 per share. Gross proceeds from the offering was approximately $4,481,350. The Company received no proceeds from the shares issued during the offering from those shares offered by the selling shareholders.

In 1996, an additional 225,000 shares of Common Stock were sold pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,024,000.

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

As of June 30, 1994 the Company received gross proceeds from the private placement of $268,400 on subscriptions for 89,468 shares which was presented as a component of stockholders' equity in the accompanying financial statements, net of a proportional amount of related expenses totalling $69,229. The remaining proceeds amounting to $909,806 for 410,532 shares was received in July and August 1994 net of related expenses totaling $321,794.

In June 1996, these shares were converted into common stock.

Stock Option Plan

On February 11, 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Plan, which expires in February 2001, is administered by the board of directors. The selection of participants, allotment of shares, determination of price and other conditions of the grant of options is determined by the board at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plan vest evenly over the first three years and are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

In November 1995, the Company amended this 1991 Stock Option Plan (the "Plan") to increase the maximum number of shares as to which options may be granted under the Plan from 450,000 to 900,000. Stock option transactions under the Plan are summarized as follows:

                                                 1991          Weighted Average
                                                 Plan         Exercise Price ($)
                                                 ----         ------------------

Outstanding at June 30, 1994                    108,500           $   3.55
    Granted                                     154,000           $   3.00
    Exercised                                      --
    Forfeited                                   (13,500)          $   3.50
                                                -------
Outstanding at June 30, 1995                    249,000           $   3.26
    Granted                                     105,000           $   4.55
    Exercised                                      --
    Forfeited                                    (8,000)          $   3.06
                                                -------
Outstanding at June 30, 1996                    346,000           $   3.66
    Granted                                     176,000           $   3.84
    Exercised                                   (13,500)          $   3.08
    Forfeited                                      --
                                                -------
Outstanding at June 30, 1997                    508,500           $   3.73
                                                =======           ========

Options exercisable at June 30, 1997            213,033           $   3.51
                                                =======           ========

Weighted - average fair value of
    options granted during fiscal 1996          105,000           $   2.38
                                                =======           ========

Weighted - average fair value of
    options granted during fiscal 1997          176,000           $   2.08
                                                =======           ========

The following table summarizes information about stock options outstanding at December 31, 1996:


                                   Options Outstanding                                          Options Exercisable
                            ----------------------------------                           ---------------------------------
                             Number of             Weighted-             Weighted-                               Weighted-
      Range of                Options               Average               Average          Number                Average
      Exercise              Outstanding          Remaining Con-           Exercise       Exercisable            Exercise
     Prices ($)              at 6/30/97           tractual Life           Price ($)       at 6/30/96            price ($)
-------------------------------------------------------------------------------------------------------------------------
    2.50 to 4.00               388,500              8.0 years               3.45            175,048               3.27

    4.00 to 5.63               120,000              8.3 years               4.65             37,985               4.64
-------------------------------------------------------------------------------------------------------------------------
    2.50 to 5.63               508,500              8.1 years               3.73            213,033               3.51
=========================================================================================================================

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

The Corporation has adopted the disclosures only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized for the stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Corporation's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             December 31,
                                                      --------------------------
                                                         1996            1997
                                                         ----            ----
Net earnings - as reported                            $1,409,285       $120,781
Net earnings (loss) - pro forma                        1,344,770        (25,500)
Net earnings per share - as reported                         .40            .02
Net earnings per share - pro forma                           .38           --

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 35%, risk free interest rate of 5.9% in 1996 and 6.7% in 1997; expected lives of 10 years; and no dividend yield.

Warrants

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

As of June 30, 1994 and 1993, a total of 260,000 and 175,000 warrants, respectively, have been issued to unaffiliated parties at exercise prices ranging from $3.00 to $5.08 per share. At June 30, 1997, these warrants are exercisable at prices ranging from $3.00 to $5.08 per share.

As discussed in Notes 5 and 7, in September 1994 and October 1995, the Company granted warrants to purchase 50,000 and 354,990 shares of common stock exercisable at $3.00 and $.01 per share through June 30, 1998 and September 2001, respectively.

NOTE 11 - EARNINGS PER SHARE

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

The earnings per share computation for the year ended June 30, 1996 was based upon the 2,450,000 shares outstanding at the beginning of the year plus a pro-ration of the 306,900 shares issued in connection with the conversion of the two marketing service agreements, a proration of 43,293 shares issued in connection with the cashless option exercise pertaining to underwriters warrants and a proration of 1,500,000 shares issued in the Company's secondary public offering.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================

NOTE 11 - EARNINGS PER SHARE (continued)

The earnings per share computation for the year ended June 30, 1997 was based upon 4,300,193 shares outstanding at the beginning of the year, plus a proration 225,000 shares arising from the issuance of common stock issued upon exercise of the underwriters over allotment option in the Company's secondary public offering a proration of 37,607 shares issued for exercise of stock options and includes the assumed conversion of all outstanding options and warrants using the treasury stock method.

NOTE 12 - OTHER COMMITMENTS

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

NOTE 13 - CONCENTRATION OF CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers concentrations of credit risk are very limited. The Company also provides a reserve for bad debts for accounts receivable where there is a possibility for loss.

The Company maintains demand deposits with major banks. At June 30, 1997 and 1996, approximately 98% of the Company's cash was held in one major bank.

NOTE 14 - MAJOR CUSTOMERS

During the fiscal year ended June 30, 1997, the Company had sales to two major customers of $12,125,000 and $9,099,000 representing approximately 14% and 10% of net sales, respectively.

During the fiscal year ended June 30, 1996, the Company had sales to two major customers of $8,394,000 and $7,982,000 representing approximately 13% and 12% of net sales, respectively.

During the fiscal year ended June 30, 1995, the Company had sales to a major customer of $6,117,000 representing approximately 12% of net sales.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ============================================


NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the 1997, 1996 and 1995 fiscal years (in thousands of dollars except per share data):

                                     First      Second       Third      Fourth
1997                                Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
Net sales                          $ 21,922    $ 22,307    $ 21,786    $ 22,296
Gross profit                          3,945       3,724       3,971       3,408
Income from operations                1,053       1,815       1,298        (474)
Net Earnings                            308         417         388        (992)
Net earnings per share                  .06         .08         .08        (.20)

1996
--------------------------------------------------------------------------------
Net sales                            14,899      15,329      16,302      18,574
Gross profit                          3,160       3,063       3,662       3,861
Income from operations                  678         775       1,123       1,237
Net Earnings                            257         431         367         355
Net earnings per share                  .08         .13         .10         .09

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Suprema Specialties, Inc. and Subsidiaries
Paterson, New Jersey

The audits referred to in our report dated August 20, 1997 relating to the consolidated financial statements of Suprema Specialties, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the June 30, 1997, 1996 and 1995 financial statement schedule II Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                           BDO Seidman, LLP


Woodbridge, New Jersey

August 20, 1997

                                                                     Schedule II

SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                           Balance @        Charged to       Charged to                         Balance @
                                          Beginning of       Costs and          Other         Deductions         End of
        Description                          Period         Expenses (1)      Accounts           (2)             Period
-------------------------                   --------         --------         --------         --------         --------
YEAR ENDED JUNE 30, 1995
   Accounts receivable
      allowance                             $140,500         $680,500         $000,000         $440,710         $380,290
                                            ========         ========         ========         ========         ========

YEAR ENDED JUNE 30, 1996
  Accounts receivable
    allowance                                380,290          128,000             --               --            508,290
                                            ========         ========         ========         ========         ========

YEAR ENDED JUNE 30, 1997
   Accounts receivable
      allowance                             $508,290         $   --           $   --           $ 38,000         $470,290
                                            ========         ========         ========         ========         ========


(1)  To increase accounts receivable allowance.

(2)  Uncollectible accounts written off, net of recoveries.