Form 10-Q
period 1997-09-30
SUPREMA SPECIALTIES INC
filed 1997-11-12
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


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

As of November 6, 1997 there were 4,562,800 outstanding shares of the issuer's Common Stock, $.01 par value.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                      INDEX



                                                                        Page No.
                                                                        --------



PART I.  FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                Consolidated Balance Sheets as of
                September 30, 1997 and June 30, 1997                         3

                Consolidated Statements of Earnings
                For The Three Month Periods Ended                            4
                September 30, 1997 and 1996

                Consolidated Statements of Cash Flows
                For the Three Month Periods Ended                            5
                September 30, 1997 and 1996

                Notes to Consolidated Financial
                Statements                                                   7


        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                   9


PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K                            11



Signatures                                                                  12

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                       Sept. 30,       June 30,
                                                         1997            1997
                                                      -----------    -----------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                $   407,280    $   480,225
  Accounts receivable, net of allowances
    of $470,290 at Sept. 30, 1997 and
    $470,290 at June 30, 1997                          18,824,712     14,667,008
  Inventories                                          21,726,469     22,462,421
  Income taxes receivable                                 592,832        921,243
  Prepaid expenses and other current assets             1,275,279        679,781
  Deferred income taxes                                   168,348        168,348
                                                      -----------    -----------

      Total current assets                             42,994,920     39,379,026

PROPERTY AND EQUIPMENT, NET                             6,439,557      6,135,082

OTHER ASSETS                                            1,382,356      1,528,434
                                                      -----------    -----------

                                                      $50,816,833    $47,042,542
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 6,162,678    $ 5,411,478
  Current portion of long-term obligations                434,864        402,877
  Mortgage payable - current                               40,742         39,875
  Income taxes payable                                       --             --
  Accrued expenses and other current
    liabilities                                           883,276        805,754
  Deferred income taxes                                   172,653        172,653
                                                      -----------    -----------
      Total current liabilities                         7,694,213      6,832,637

DEFERRED INCOME TAXES                                     420,952        420,952

REVOLVING CREDIT LOAN                                  18,016,837     15,589,856

SUBORDINATED DEBT                                       4,303,670      4,303,670

LONG-TERM CAPITAL LEASES                                2,488,700      2,470,599

MORTGAGE PAYABLE                                          954,354        964,870
                                                      -----------    -----------
                                                       33,878,726     30,582,584
                                                      -----------    -----------

WARRANTS (subject to mandatory redemption)              1,171,000      1,171,000
                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 10,000,000
    shares authorized, 4,562,800 and 4,562,800
    issued and outstanding at Sept. 30, 1997
    and June 30, 1997, respectively                        45,628         45,628
  Additional paid-in capital                           11,243,347     11,243,347
  Retained earnings                                     4,478,132      3,999,983
                                                      -----------    -----------
      Total stockholders' equity                       15,767,107     15,288,958
                                                      -----------    -----------
                                                      $50,816,833    $47,042,542
                                                      ===========    ===========


See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                     1997              1996
                                                 ------------      ------------

NET SALES                                        $ 25,156,440      $ 21,921,764

COST OF SALES                                      20,884,249        17,976,306
                                                 ------------      ------------

 GROSS MARGIN                                       4,272,191         3,945,458
                                                 ------------      ------------

EXPENSES:
  Selling and shipping expenses                     2,159,085         2,424,136
  General and administrative expenses                 662,804           468,569
                                                 ------------      ------------
                                                    2,821,889         2,892,705
                                                 ------------      ------------

INCOME FROM OPERATIONS                              1,450,302         1,052,753

OTHER INCOME (EXPENSE)
  Interest expense, net                              (640,153)         (532,434)
  Other                                                  --                --
                                                 ------------      ------------
                                                     (640,153)         (532,434)

EARNINGS BEFORE INCOME TAXES                          810,149           520,319

INCOME TAXES                                          332,000           212,000
                                                 ------------      ------------

NET EARNINGS                                          478,149           308,319
                                                 ============      ============



EARNINGS PER SHARE OF COMMON STOCK:

    NET EARNINGS PER SHARE                       $        .10      $        .06
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  USED TO COMPUTE NET EARNINGS PER
  SHARE                                             4,986,435         5,094,131
                                                 ============      ============



See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                         1997           1996
                                                     --------------------------

INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                     $   478,149    $   308,319
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                      119,449        349,402
      Provision for doubtful accounts                       --             --
      (Increase) decrease in assets:
        Accounts receivable                           (4,157,704)    (4,043,404)
        Inventories                                      735,952       (502,387)
        Prepaid expenses and other
          current assets                                (595,498)      (451,573)
       Prepaid Income Taxes                              328,411           --
       Other assets                                      146,078        581,557
      Increase (decrease) in liabilities:
        Accounts payable                                 751,200      1,342,863
        Income taxes payable                                --         (206,345)
        Accrued expenses and other current
          liabilities                                     77,522        (84,948)
        Deferred income taxes                               --           50,170
                                                     -----------    -----------
        Net cash used in operating
          activities                                  (2,116,441)    (2,656,346)
                                                     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                              (273,924)      (877,659)
                                                     -----------    -----------
        Net cash used in investing
          activities                                    (273,924)      (877,659)
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                $ 6,939,981    $ 9,450,000
  Principal payments of revolving credit loan         (4,513,000)    (6,634,000)
  Principal payments of capital leases                   (99,912)      (414,980)
  Principal payments of mortgage                          (9,649)        (8,855)
    Proceeds from secondary offering                        --        1,068,716
                                                     -----------    -----------
        Net cash provided by financing
          activities                                   2,317,420      3,460,881
                                                     -----------    -----------

NET DECREASE IN CASH                                     (72,945)       (73,124)

CASH, BEGINNING OF PERIOD                                480,225        528,865
                                                     -----------    -----------

CASH, END OF PERIOD                                  $   407,280    $   455,741
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
    Interest                                         $   640,154    $   540,263
                                                     ===========    ===========

    Income Taxes                                     $      --      $   368,318
                                                     ===========    ===========
  Noncash investing and financing
    transactions:
    Purchases of property and equipment through
      capital leases                                 $   150,000    $ 3,562,840
                                                     ===========    ===========

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of September 30, 1997, the unaudited consolidated statements of earnings for the three month periods ended September 30, 1997 and 1996, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 and for the three month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this quarterly financial statement. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended June 30, 1997.

     The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                 September 30, 1997           June 30, 1997
                                 ------------------           -------------

     Finished goods                     $19,061,070             $19,293,624
     Raw materials                        1,838,201               2,236,541
     Packaging                              827,198                 932,256
                                        -----------             -----------

                                        $21,726,469             $22,462,421
                                        ===========             ===========

3.   ISSUANCE OF COMMON STOCK

     In association with the Company's secondary public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July, 1996, the underwriter exercised its option. Gross proceeds payable to the Company from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,024,000.

4.   EARNINGS PER SHARE

     The earnings per share for the three months ended September 30, 1997 and September 30, 1996 were computed by dividing the weighted average number of shares outstanding into net earnings.

     Fully diluted earnings per share computations for both periods have not been set forth because the effect is antidilutive.

     The weighted average number of issued and outstanding common shares for the three month period ended September 30, 1997 is based upon the 4,562,800 shares outstanding at the beginning of the year. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

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


5.   SUBSEQUENT EVENT

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10,000,000 to the Company. Approximately $6.6 million of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of Suprema's common stock. The balance of the proceeds will be used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the subordinated debt, Suprema will report a non- operational pre-tax charge against earnings of approximately $2.0 million in its fiscal second quarter ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended September 30, 1997 vs. three months ended September 30, 1996.

Net sales for the three months ended September 30, 1997 were approximately $25,156,000 as compared to approximately $21,922,000 for the three months ended September 30,1996, an increase of approximately $3,234,000 or 14.7%. This increase reflects higher sales volume for food service products manufactured by the Company.

The Company's gross margin increased by approximately $327,000, from approximately $3,945,000 for the three months ended September 30, 1996 to approximately $4,272,000 for the three months ended September 30, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales however decreased from 18.0% during the three months ended September 30, 1996 to -17.0% for the three months ended September 30, 1997. The decrease in gross margin as a percentage of sales was due to costs associated with the Company's manufacturing facility in Ogdensburg, New York, as well as the shift toward lower margin sales associated with the foodservice and food ingredient markets.

Selling and shipping expenses decreased from approximately $2,424,000 during the three months ended September 30, 1996 to approximately $2,159,000 during the three months ended September 30, 1997, a decrease of approximately $265,000. This decrease was primarily due to the decrease in commission expenses, as well as shipping expenses. As a percentage of sales, selling and shipping expenses decreased to 8.6% for the three months ended September 30, 1997 as compared to 11.1% for the three month period ended September 30, 1996. This decrease is primarily due to the Company's increased revenue growth, as well as decreases in commission expenses and shipping expenses

General and administrative expenses increased from approximately $469,000 during the three months ended September 30, 1996 to approximately $663,000 for the three months ended September 30, 1997, or an increase of approximately $194,000. The increase in general and administrative expenses is primarily a result of an increase in personnel. As a percentage of sales general and administrative expenses increased from 2.1% during the three months ended September 30, 1996 to 2.6% for the three months ended September 30, 1997.

Net interest expense increased to approximately $640,000 for the three months ended September 30, 1997 as compared to approximately $532,000 for the three month period ended September 30, 1996, or an increase of approximately $108,000. The increase was the result of the Company's expanded borrowing requirements necessary for working capital needs partially offset by a decrease in capital lease interest expense due to the sale leaseback transaction completed during the fourth quarter of fiscal 1997.

The provision for income taxes for the three months ended September 30, 1997 increased to $332,000 from $212,000 during the three months ended September 30, 1996. The increase is primarily a result of increased taxable income during the three months ended September 30, 1997.

Net earnings applicable to common stock increased to approximately $478,000 in the three month period ended September 30, 1997 from approximately $308,000 during the three month period ended September 30, 1996, or approximately $170,000. The increase in net earnings applicable to common stock is due to the increase in gross margin resulting from increased sales as well as a decrease in selling and shipping expenses, partially offset by the increase in general and administrative expenses and an increase in interest expense.

Financial Position, Liquidity and Capital Resources

At  September  30,  1997,  the  Company  had  working  capital of  approximately
$35,301,000, as compared with $32,546,000 at June 30, 1997, an increase of approximately $2,755,000. The increase in working capital is primarily due to the increase in accounts receivable in support of the Company's increased volumes as well as an increase in pre-paid expenses and other current assets, partially offset by an increase in accounts payable and a decrease in inventory.

The Company also typically financed equipment purchases through capital lease financing transactions. At September 30, 1997, the Company had obligations of approximately $2,924,000 under capital leases, including $150,000 under capital lease agreements entered into in Fiscal 1998. This amount reflects a decrease in capital lease obligations due to the extinguished capital lease obligations associated with the sale leaseback transaction during the fourth quarter of fiscal 1997.

In March, 1996, the company purchased its Paterson production facility which it previously had leased. At September 30, 1997, the Company had outstanding obligations of approximately $995,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a bank revolving credit facility that, in January 1997 was amended and increased the bank's potential commitment to $20,000,000 through October 1998. The rate of interest on amounts borrowed under the revolving credit facility is LIBOR plus 200 basis points. The revolving credit loan agreement expires on October 31, 1998. Advances under this facility are limited to 80% of eligible accounts receivable, 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of September 30, 1997, the Company is in compliance with these covenants. At September 30, 1997 the Company's total outstanding debt to the bank was $18,016,837.

In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,000. The Company received no proceeds from the shares sold by the selling shareholders. In July, 1996, the underwriter exercised its option to purchase 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments (see note 3). Gross proceeds to the Company from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,024,000.

Management believes that the company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities for the first quarter of Fiscal 1998 was approximately $2,116,000 as compared to $2,656,000 in the comparable period of Fiscal 1997. The use of cash in operations was primarily the result of increases in accounts receivable, and prepaid expenses and other current assets, a decrease in net earnings as adjusted for non-cash expenses, partially offset by an increase in accounts payable and a decrease in inventory. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the first quarter of fiscal 1998 was approximately $274,000, as compared with $878,000 in the first quarter of fiscal 1997. As a result, at September 30, 1997 the Company had cash of $407,280, as compared to $480,225 at September 30, 1996.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     Exhibits

          None

     Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPREMA SPECIALTIES, INC.
                                        (registrant)




Date:  November 9, 1997                 By:  /s/ Mark Cocchiola
     ------------------                      ----------------------------------
                                             Mark Cocchiola
                                             President &
                                             Chief Executive Officer



Date:  November 9, 1997                  By: /s/ Steven Venechanos
     ------------------                     -----------------------------------
                                             Steven Venechanos
                                             Chief Financial Officer &
                                             Secretary