Form 10-Q
period 1997-12-31
SUPREMA SPECIALTIES INC
filed 1998-02-03
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997


                                       OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ____________ to ____________


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


                                 (973) 684-2900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes _X_    No___

As of January 15, 1998 there were 4,562,800 outstanding shares of the issuer's Common Stock, $.01 par value.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.              FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                       Consolidated Balance Sheets as of                     3
                       December 31, 1997 and June 30, 1997

                       Consolidated Statements of Earnings                   4
                       For The Three and Six Month Periods Ended
                       December 31, 1997 and 1996

                       Consolidated Statements of Cash Flows                 5
                       For the Six Month Periods Ended
                       December 31, 1997 and 1996

                       Notes to Consolidated Financial                       7
                       Statements


         ITEM 2.     Management's Discussion and Analysis of                 9
                       Financial Condition and Results of
                       Operations


PART II.             OTHER INFORMATION

         ITEM 6.     Exhibits and Reports on Form 8-K                       13



Signatures                                                                  14

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                      Dec. 31,        June 30,
                                                        1997            1997
                                                     -----------     -----------
                                                     (unaudited)
                                                     -----------
ASSETS

CURRENT ASSETS:
  Cash                                               $   411,771     $   480,225
  Accounts receivable, net of allowances
    of $407,290 at Dec. 31, 1997 and
    $407,290 at June 30, 1997                         20,491,408      14,667,008
  Inventories                                         23,582,056      22,462,421
  Income Taxes Receivable                              1,123,965         921,243
  Prepaid expenses and other current assets            1,226,955         679,781
  Deferred income taxes                                  188,000         168,348
                                                     -----------     -----------

      Total current assets                            47,024,155      39,379,026

PROPERTY AND EQUIPMENT, NET                            6,459,034       6,135,082
OTHER ASSETS                                           1,310,367       1,528,434
                                                     -----------     -----------

                                                     $54,793,556     $47,042,542
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 5,357,091     $ 5,411,478
  Current portion of long-term obligations               446,179         402,877
  Mortgage payable - short term                           41,627          39,875
  Income taxes payable                                      --              --
  Accrued expenses and other current
    liabilities                                        1,812,716         805,754
  Deferred income taxes                                  143,000         172,653
                                                     -----------     -----------
      Total current liabilities                        7,800,613       6,832,637

DEFERRED INCOME TAXES                                    715,000         420,952
REVOLVING CREDIT LOAN                                 18,770,476      15,589,856
SUBORDINATED DEBT                                           --         4,303,670
LONG-TERM DEBT                                         8,825,000            --
LONG-TERM CAPITAL LEASES                               2,372,820       2,470,599
MORTGAGE PAYABLE - LONG TERM                             943,608         964,870
                                                     -----------     -----------


WARRANTS (Subject to mandatory redemption)                  --         1,171,000

STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 10,000,000
    shares  authorized,  4,562,800 and
    4,562,800 issued and outstanding at
    Dec 31, 1997 and June 30, 1997                        45,628          45,628
  Additional paid-in capital                          11,243,347      11,243,347
  Retained earnings                                    4,077,064       3,999,983
                                                     -----------     -----------

      Total stockholders' equity                      15,366,039      15,288,958
                                                     -----------     -----------

                                                     $54,793,556     $47,042,542
                                                     ===========     ===========


See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                 Three Months Ended                      Six Months Ended
                                                                    December  31,                           December 31,
                                                           -------------------------------         --------------------------------
                                                               1997                1996                1997                1996
                                                               ----                ----                ----                ----
NET SALES                                                   $26,113,427         $22,307,104         $51,269,867         $44,228,868

COST OF SALES                                                21,642,311          18,583,184          42,526,560          36,559,490
                                                           ------------        ------------        ------------        ------------

    GROSS MARGIN                                              4,471,116           3,723,920           8,743,307           7,669,378
                                                           ------------        ------------        ------------        ------------

EXPENSES:
 Selling and shipping                                         2,071,651           1,844,419           4,230,736           4,268,555
 General and administrative                                     742,817             564,297           1,405,621           1,032,866
                                                           ------------        ------------        ------------        ------------
                                                              2,814,468           2,408,716           5,636,357           5,301,421
                                                           ------------        ------------        ------------        ------------

INCOME FROM OPERATIONS                                        1,656,648           1,315,204           3,106,950           2,367,957

OTHER INCOME (EXPENSE)
  Interest expense, net                                        (605,715)           (629,157)         (1,245,868)         (1,161,591)
  Other                                                            --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
                                                               (605,715)           (629,157)         (1,245,868)         (1,161,591)

Earnings Before Income Taxes
And Extraordinary Item                                        1,050,933             686,047           1,861,082           1,206,366
Income Taxes                                                    441,000             269,000             773,000             481,000
                                                           ------------        ------------        ------------        ------------

Earnings Before
Extraordinary Item                                              609,933             417,047           1,088,082             725,366

Extraordinary Loss On
Extinguishment Of Debt                                       (1,011,001)               --            (1,011,001)      (Net of Taxes)


NET EARNINGS                                                  $(401,068)           $417,047             $77,081            $725,366
                                                           ============        ============        ============        ============


EARNINGS PER SHARE OF COMMON STOCK:

NET EARNINGS PER SHARE
BEFORE EXTRAORDINARY ITEM                                          $.13                $.08                $.23                $.14
                                                           ============        ============        ============        ============

EXTRAORDINARY LOSS ON
EXTINGUISHMENT OF DEBT
(NET OF TAXES)                                                     (.22)               --                  (.22)               --
                                                           ============        ============        ============        ============

NET EARNINGS PER SHARE                                            $(.09)               $.08                $.01                $.14
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING USED TO COMPUTE
  NET Earnings PER SHARE                                     $4,650,981           5,058,185           4,817,441           5,071,055
                                                           ============        ============        ============        ============


See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Six Months Ended
                                                             December 31,
                                                          ----------------
                                                         1997            1996
                                                         ----            ----
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                        $77,081        $725,366
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Other income                                         --              --
      Depreciation and amortization                     241,154         701,313
      Provision for doubtful accounts                      --           (38,000)
      (Increase) decrease in assets:
        Accounts receivable                          (5,824,400)     (3,518,010)
        Inventories                                  (1,119,635)     (2,408,900)
        Prepaid expenses and other
          current assets                               (547,174)       (134,080)
        Prepaid Income Taxes                           (202,722)       (425,117)
        Other assets                                    218,067         929,224
      Increase (decrease) in liabilities:
        Accounts payable                                (54,387)      1,278,514
        Income taxes payable                               --          (244,413)
        Accrued expenses and other current
          liabilities                                 1,110,931        (138,518)
        Deferred income taxes                           244,743         104,011
                                                    -----------     -----------

        Net cash used in operating
          activities                                 (5,856,342)     (3,168,610)
                                                    -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                             (415,106)     (2,033,775)
        Net cash used in investing
          activities                                   (415,106)     (2,033,775)
                                                    -----------     -----------

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                         Six Months Ended
                                                           December 31,
                                                   -----------------------------
                                                       1997             1996
                                                       ----             ----
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan              $ 12,985,981    $ 23,460,000
  Principal payments of revolving credit loan        (9,805,361)    (18,539,000)
  Principal payments of capital leases                 (204,477)       (831,451)
  Principal payments of mortgage                        (19,510)        (17,901)
  Proceeds from bridge loan financing                 8,825,000            --
  Payment of subordinated debt                       (5,578,639)           --
  Proceeds from secondary offering (net)                   --         1,073,778
        Net cash provided by financing
          activities                                  6,202,994       5,145,426
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH                         (68,454)        (56,959)

CASH, BEGINNING OF PERIOD                               480,225         528,865
                                                   ------------    ------------

CASH, END OF PERIOD                                $    411,771    $    471,906
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                       $    605,714    $  1,220,844
                                                   ============    ============

    Income Taxes                                   $     12,500    $  1,046,662
                                                   ============    ============


  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                               $    150,000    $  3,562,840
                                                   ============    ============


See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The unaudited balance sheet as of December 31, 1997, the unaudited consolidated statements of earnings for the three and six month periods ended December 31, 1997 and 1996 and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and 1996 and for the three and six month periods presented, have been included.

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

     The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                    Dec. 31, 1997       June 30, 1997
                                    -------------       -------------

                   Finished goods   $21,329,085          $19,293,624
                   Raw materials      1,472,263            2,236,541
                   Packaging            780,708              932,256
                                    -----------          -----------

                                    $23,582,056          $22,462,421
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

4.   LONG-TERM REVOLVING CREDIT LOAN

     In January 1998, the loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility was amended to:

     a) increase the facility to $21 million until such time as the Bridge Loan is repaid and thereafter to $25 million through November 2, 1999;

     b) add or revise certain covenants and events of default, including those covenants providing for maintenance of minimum levels of tangible net worth, ratios of debt to tangible net worth and capital expenditures;

     c)   amend the advance rate formula.

     The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, plus 200 basis points. The Facility is collateralized by all existing and acquired assets of the Company, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc.

     The Company believes that it is currently in compliance with the covenants under the loan agreement, as amended. Borrowings under the facility are, and are required to be, used for working capital purposes.

5.   BRIDGE LOAN

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10,000,000 to the Company. Approximately $6.7 million ($5.6 million during the second quarter and $1.1 million in the third quarter) of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund ("CoreStates") and to repurchase from CoreStates warrants to purchase 354,990 shares of the Company's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees, the Company took an extraordinary charge of approximately $1.7 million (approximately $1.0 million net of tax) during the second quarter ended December 31, 1997. The rate of interest on the bridge loan is the adjusted LIBOR Rate plus the applicable margin in effect at the end of each interest period. The principal balance of the Bridge Loan is due in April 1998 unless the bridge loan is converted into a term loan pursuant to the terms and conditions of the document. If the Loan is converted into a term loan, then the outstanding principal balance of the term loan shall be payable in equal consecutive annual installments of $3,333,333 commencing in April, 2004 and on each anniversary of such date. The loan contains certain covenants and events of default, including those covenants providing for maintenance of minimum levels of tangible net worth, ratios of debt to tangible net worth, minimum debt service coverage ratios and capital expenditures.

6.   EARNINGS PER SHARE

     The earnings per share for the three and six month periods ended December 31, 1997 and 1996 were computed by dividing the weighted average number of shares outstanding into net earnings.

     Fully diluted earnings per share computations for both periods have not been set forth because the effect is antidilutive.

     The weighted average number of issued and outstanding common shares for the three and six month periods ended December 31, 1997 is based upon the 4,562,800 shares outstanding at the beginning of the year. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three and six month periods ended December 31, 1996 is based upon the 4,300,193 shares outstanding at the beginning of the year plus a proration of the 225,000 shares issued in connection with the exercise of the underwriters over-allotment from the Company's secondary public offering (see note 3). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended December 31, 1997 vs. three months ended December 31, 1996.

     Net sales for the three month period ended December 31, 1997 were approximately $26,113,000 as compared to approximately $22,307,000 for the three months ended December 31, 1996, an increase of approximately $3,806,000 or 17.1%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company.

     The Company's gross margin increased by approximately $747,000 from approximately $3,724,000 in the three month period ended December 31, 1996 to approximately $4,471,000 in the three month period ended December 31, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales increased to 17.1% in the three month period ended December 31, 1997 from 16.7 % in the three month period ended December 31, 1996. The increase in gross margin as a percentage of sales was due to higher costs of raw materials during the three month period ended December 31, 1996 partially offset by the costs associated with the Ogdensburg New York facility and the shift toward lower margin sales associated with food service and food ingredient markets.

     Selling and shipping expenses increased approximately $227,000 from approximately $1,844,000 for the three month period ended December 31, 1996 to approximately $2,071,000 for the three month period ended December 31, 1997. The increase in selling and shipping expenses is primarily due to an increase in promotional advertising partially offset by decreases in commission expense and shipping expenses. As a percentage of sales, selling and shipping expenses decreased from 8.3% in the three month period ended December 31, 1996 to 7.9% in the three month period ended December 31, 1997. The decrease in selling and shipping expenses as a percentage of sales is primarily due to the Company's increased revenue growth.

     General and administrative ("G&A") expenses increased by approximately $178,000 to approximately $742,000 for the three month period ended December 31, 1997 as compared to $564,000 for the comparable period in 1996. The increase in general and administrative expenses is primarily due to an increase in personnel. As a percentage of sales, G&A expenses increased slightly to 2.8% for the three month period ended December 31, 1997, from 2.5% for the comparable period in 1996.

     Net interest expense decreased slightly to approximately $606,000 for the three month period ended December 31, 1997 from approximately $629,000 for the three month period ended December 31, 1996. The decrease in interest expense was primarily the result of a decrease in capital lease interest expense due to the sale leaseback transaction completed during the fourth quarter of fiscal 1997 partially offset by the company's expanded borrowing requirements necessary for working capital needs.

     The provision for income taxes for the three month period ended December 31, 1997 increased by approximately $172,000 compared to the three month period ended December 31, 1996 as a result of increased taxable income.

     The Company took an extraordinary charge on the extinguishment of the Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. (See note 5)

     The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

     Net earnings applicable to common stock before the extraordinary charge on the extinguishment of debt increased by approximately $193,000 to approximately $610,000 for the three month period ended December 31, 1997, from approximately $417,000 for the comparable period ended December 31, 1996 due to the increase in gross margin and a decrease in interest expense, partially offset by increases in selling and shipping expenses and general and administrative expenses.


Results of Operations - Six months ended December 31, 1997 vs. six months ended December 31, 1996.

     Net sales for the six month period ended December 31, 1997 were approximately $51,270,000 as compared to approximately $44,229,000 for the six months ended December 31, 1996, an increase of approximately $7,041,000 or 15.9%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company.

     The Company's gross margin increased by approximately $1,074,000, from approximately $7,669,000 in the six month period ended December 31, 1996 to approximately $8,743,000 in the six month period ended December 31, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased slightly from 17.3% in the six months ended December 31, 1996 to 17.1% for the comparable six month period in 1997. The decrease in gross margin as a percentage of sales was due primarily to costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets partially offset by higher costs of raw materials during the six month period ended December 31, 1996.

     Selling and shipping expenses decreased by approximately $38,000 from approximately $4,268,000 for the six month period ended December 31, 1996 to approximately $4,230,000 for the six month period ended December 31, 1997. This decrease is primarily due to decreases in commission expenses as well as shipping expenses. As a percentage of sales, selling and shipping expenses decreased from 9.7% for the six month period ended December 31, 1996 to 8.3% for the six month period ended December 31, 1997. The decrease in selling and shipping expenses as a percentage of sales is primarily the result of the Company's increased revenues and to a lesser extent, the decreases in commission expense and shipping expenses.

     General and administrative expenses increased by approximately $373,000 from approximately $1,033,000 for the six month period ended December 31, 1996 to approximately $1,406,000 for the comparable period in 1997. The increase in general and administrative expenses is primarily a result of an increase in personnel. As a percentage of sales general and administrative expenses increased to 2.7% for the six month period ended December 31, 1997, from 2.3% for the comparable period in 1996, as a result of the increase in personnel during the current six month period.

     Net interest expense increased to approximately $1,246,000 for the six month period ended December 31, 1997 from approximately $1,162,000 for the six month period ended December 31, 1996. The increase was primarily the result of the Company's expanded borrowing requirements necessary for working capital needs partially offset by a decrease in capital leases interest expense due to the sale leaseback transaction completed during the fourth quarter of fiscal 1997.

     The provision for income taxes for the six month period ended December 31, 1997, increased by approximately $292,000 compared to the six month period ended December 31, 1996 primarily as a result of increased taxable income.

     The Company took an extraordinary charge on the extinguishment of the Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. (See note 5). The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

     Net earnings applicable to common stock before the extraordinary charge on the extinguishment of debt increased by approximately $363,000 to approximately $1,088,000 for the six month period ended December 31, 1997, from approximately $725,000 for the comparable period ended December 31, 1996 due to the increase in gross margin as a result of increased sales volumes, and to a lesser extent the decrease in selling and shipping expenses, partially offset by the increases in general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

     At December 31, 1997 the Company had working capital of approximately $39,224,000, as compared with $32,546,000 at June 30, 1997, an increase of approximately $6,678,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, as well as increases in prepaid expenses and other current assets and accounts payable, partially offset by the increase in accrued expenses and other current liabilities.

     The Company also typically financed equipment purchases through capital lease financing transactions. At December 31, 1997, the Company had obligations of approximately $2,819,000 under capital leases, including $150,000 under capital lease agreements entered into in fiscal 1998. The decrease in capital lease obligations is due to the extinguished capital lease obligations associated with the sale leaseback transaction consummated during the fourth quarter of fiscal 1997.

     In March 1996, the Company purchased its Paterson production facility which it previously had leased. At December 31, 1997, the Company had outstanding obligations of approximately $985,000 under the mortgage financing the purchase of the Paterson facility.

     The Company has a revolving credit facility with Fleet Bank, N.A. ("Fleet") that, as amended in January 1998, extended the term of the facility until November 2, 1999 and, increased the bank's potential commitment to $25,000,000. The rate of interest on amounts borrowed under the facility is the adjusted
LIBOR rate, plus 2%. The Facility is collateralized by all existing and after acquired assets of the Company, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. The revolving credit loan agreement expires on November 2, 1999. Advances under this facility are limited to 80% of eligible accounts receivable, 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of December 31, 1997, the Company believes it is in compliance with these covenants. At December 31, 1997 the Company's total outstanding debt to the bank was $18,770,476.

     In October 1997, the Company entered into an agreement with Fleet pursuant to which the bank provided bridge financing of $10,000,000 to the Company. Approximately $6.7 million ($5.6 million during the second quarter and $1.1 million in the third quarter) of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund ("CoreStates") and to repurchase from CoreStates warrants to purchase 354,990 shares of the Company's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees, the Company took an extraordinary charge of approximately $1.7 million (approximately $1.0 million net of tax) during the second quarter ended December 31, 1997.

     In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the

Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by the selling shareholders. In July, 1996, the underwriter exercised its option to purchase 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments (see note 3). Gross proceeds payable to the Company from the issuance was approximately $1,237,500 and net proceeds was approximately $1,024,000.

     Management believes that with an increase in its line of credit facility from $20,000,000 to $21,000,000 until the Bridge Loan is repaid and $25,000,000 thereafter and the Bridge Loan, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

     Net cash used in operating activities in the six month period ended December 31, 1997 was approximately $5,856,000 as compared to $3,169,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of the Company's increased revenue growth, and prepaid expenses and other current assets and a decrease in other assets and accounts payable, partially offset by an increase in accrued liabilities and other current liabilities. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the six month period ended December 31, 1997 was approximately $415,000, as compared to $2,034,000 in the six month period ended December 31, 1996, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility). As a result, at December 31, 1997 the Company had cash of $411,771 as compared to $471,906 as at December 31, 1996.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

     Exhibit 27

          Financial Data Schedule

Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUPREMA SPECIALTIES, INC.
                                                   (registrant)




Date:  January 30, 1998                      By: /s/ Mark Cocchiola
                                                 ------------------------
                                                 Mark Cocchiola
                                                 President
                                                   & Chief Executive Officer



Date:  January 30, 1998                      By: /s/ Steven Venechanos
                                                 ------------------------
                                                 Steven Venechanos
                                                 Chief Financial Officer
                                                   & Secretary