Form 10-Q
period 1998-03-31
SUPREMA SPECIALTIES INC
filed 1998-05-06
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 1998 there were 4,562,800 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.          FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                   Consolidated Balance Sheets as of                          3
                   March 31, 1998 and June 30, 1997

                   Consolidated Statements of Earnings                        4
                   For The Three and Nine Month Periods Ended
                   March 31, 1998 and 1997

                   Consolidated Statements of Cash Flows                      5
                   For the Nine Month Periods Ended
                   March 31, 1998 and 1997

                   Notes to Consolidated Financial                            7
                   Statements


         ITEM 2. Management's Discussion and Analysis of                      9
                   Financial Condition and Results of
                   Operations


PART II.         OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                            13


Signatures                                                                   14

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                       Mar. 31,       June 30,
                                                        1998            1997
                                                     -----------     -----------
                                                     (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                               $   453,448     $   480,225
  Accounts receivable, net of allowances
    of $407,290 at Mar. 31, 1998 and
    $407,290 at June 30, 1997                         19,749,136      14,667,008
  Inventories                                         25,825,887      22,462,421
  Income Taxes Receivable                                649,832         921,243
  Prepaid expenses and other current assets            1,040,352         679,781
  Deferred income taxes                                  188,000         168,348
                                                     -----------     -----------

      Total current assets                            47,906,655      39,379,026

PROPERTY AND EQUIPMENT, NET                            6,756,430       6,135,082
OTHER ASSETS                                           1,453,917       1,528,434
                                                     -----------     -----------

                                                     $56,117,002     $47,042,542
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 5,166,350     $ 5,411,478
  Current portion of long-term obligations               488,357         402,877
  Mortgage payable - short term                           42,532          39,875
  Income taxes payable                                        --              --
  Accrued expenses and other current
    liabilities                                          863,250         805,754
  Deferred income taxes                                  143,000         172,653
                                                     -----------     -----------
      Total current liabilities                        6,703,489       6,832,637

DEFERRED INCOME TAXES                                    715,000         420,952
REVOLVING CREDIT LOAN                                 18,868,476      15,589,856
SUBORDINATED DEBT                                     10,500,000       4,303,670
LONG-TERM CAPITAL LEASES                               2,396,159       2,470,599
MORTGAGE PAYABLE - LONG TERM                             932,630         964,870
                                                     -----------     -----------

WARRANTS (Subject to mandatory redemption)                    --       1,171,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
  shares  authorized, 4,562,800 and
  4,562,800 issued and outstanding
  at Mar 31, 1998  and June 30, 1997                      45,628          45,628
 Additional paid-in capital                           11,243,347      11,243,347
 Retained earnings                                     4,712,273       3,999,983
                                                     -----------     -----------
      Total stockholders' equity                      16,001,248      15,288,958
                                                     -----------     -----------
                                                     $56,117,002     $47,042,542
                                                     ===========     ===========


                 See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                       March  31,                       March 31,
                                              ----------------------------    ----------------------------
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------
NET SALES                                     $ 26,406,601    $ 21,785,880    $ 77,676,468    $ 66,014,748

COST OF SALES                                   21,681,197      17,814,464      64,207,757      54,373,954
                                              ------------    ------------    ------------    ------------

    GROSS MARGIN                                 4,725,404       3,971,416      13,468,711      11,640,794
                                              ------------    ------------    ------------    ------------

EXPENSES:
 Selling and shipping                            1,999,747       2,043,731       6,230,483       6,312,286
 General and administrative                        895,373         629,224       2,300,994       1,662,090
                                              ------------    ------------    ------------    ------------

                                                 2,895,120       2,672,955       8,531,477       7,974,376
                                              ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                           1,830,284       1,298,461       4,937,234       3,666,418

OTHER INCOME (EXPENSE)
  Interest expense, net                           (715,075)       (649,797)     (1,960,943)     (1,811,388)
  Other                                               --              --              --              --
                                              ------------    ------------    ------------    ------------
                                                  (715,075)       (649,797)     (1,960,943)     (1,811,388)
                                              ------------    ------------    ------------    ------------
Earnings Before Income Taxes
And Extraordinary Item                           1,115,209         648,664       2,976,291       1,855,030

Income Taxes                                       480,000         261,000       1,253,000         742,000
                                              ------------    ------------    ------------    ------------

Earnings Before
Extraordinary Item                                 635,209         387,664       1,723,291       1,113,030

Extraordinary Loss On
Extinguishment Of Debt
(Net of Taxes)                                        --              --        (1,011,001)           --

NET EARNINGS                                  $    635,209    $    387,664    $    712,290    $  1,113,030
                                              ============    ============    ============    ============
EARNINGS PER SHARE OF COMMON STOCK:

NET EARNINGS PER SHARE
BEFORE EXTRAORDINARY ITEM (Basic)             $        .14    $        .08    $        .38    $        .24
                                              ============    ============    ============    ============

NET EARNINGS PER SHARE
BEFORE EXTRAORDINARY ITEM (Diluted)           $        .14    $        .08    $        .37    $        .22
                                              ============    ============    ============    ============

EXTRAORDINARY LOSS ON
EXTINGUISHMENT OF DEBT
(NET OF TAXES - Basic)                                --              --              (.22)           --
                                              ============    ============    ============    ============

EXTRAORDINARY LOSS ON
EXTINGUISHMENT OF DEBT
(NET OF TAXES - Diluted)                              --              --              (.22)           --
                                              ============    ============    ============    ============

NET EARNINGS PER SHARE (Basic)                $        .14    $        .08    $        .16    $        .22
                                              ============    ============    ============    ============

NET EARNINGS PER SHARE (Diluted)              $        .14    $        .08    $        .15    $        .22
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         BASIC                                   4,562,800       4,562,800       4,562,800       4,554,882
         DILUTED                                 4,679,798       5,018,409       4,764,830       5,053,506
                                              ============    ============    ============    ============


                 See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Nine Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                    $   712,290     $ 1,113,030
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Loss on extinguishment of debt                  1,011,001
      Depreciation and amortization                     636,931       1,099,312
      Provision for doubtful accounts                      --           (38,000)
      (Increase) decrease in assets:
        Accounts receivable                          (5,082,128)     (5,279,012)
        Inventories                                  (3,363,466)     (3,937,090)
        Prepaid expenses and other
          current assets                               (360,571)       (315,801)
        Prepaid Income Taxes                            271,411        (256,752)
        Other assets                                     74,517         967,177
      Increase (decrease) in liabilities:
        Accounts payable                               (245,128)      1,398,357
        Income taxes payable                               --          (244,413)
        Accrued expenses and other current
          liabilities                                    57,496         159,681
        Deferred income taxes                           244,743         194,798
                                                    -----------     -----------

        Net cash used in operating
          activities                                 (6,042,904)     (5,138,713)
                                                    -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                             (660,312)     (2,365,105)
        Net cash used in investing
          activities                                   (660,312)     (2,365,105)
                                                    -----------     -----------

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                        Nine Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan              $ 19,190,981    $ 28,543,000
  Principal payments of revolving credit loan       (15,912,361)    (20,824,000)
  Principal payments of capital leases                 (318,960)     (1,339,902)
  Principal payments of mortgage                        (29,583)        (27,144)
  Proceeds from bridge loan financing                10,000,000            --
  Principal payments of bridge loan financing       (10,000,000)           --
  Proceeds from subordinated debt                    10,500,000            --
  Payment of subordinated debt                       (6,753,638)           --
  Proceeds from secondary offering/options                 --         1,082,436
        Net cash provided by financing
          activities                                  6,676,439       7,434,390
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH                         (26,777)        (69,428)

CASH, BEGINNING OF PERIOD                               480,225         528,865
                                                   ------------    ------------

CASH, END OF PERIOD                                $    453,448    $    459,437
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized of
    $0 in 1998 and $276,208 in 1997)               $  1,977,018    $  1,905,945
                                                   ============    ============

    Income Taxes                                   $     32,070    $  1,048,512
                                                   ============    ============


  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                               $    330,000    $  3,613,244
                                                   ============    ============


                 See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited balance sheet as of March 31, 1998, the unaudited consolidated statements of earnings for the three and nine month periods ended March 31, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 and for the three and nine month periods presented, have been included.

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

     The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                      March 31, 1998         June 30, 1997
                                      --------------         -------------

     Finished goods                     $23,068,355           $19,293,624
     Raw materials                        1,910,328             2,236,541
     Packaging                              847,204               932,256
                                        -----------           -----------

                                        $25,825,887           $22,462,421
                                        ===========           ===========


3.   ISSUANCE OF COMMON STOCK

     In association with the Company's secondary public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July, 1996, the underwriter exercised its option. Gross proceeds payable to the Company from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,021,791.

4.   LONG-TERM REVOLVING CREDIT LOAN

     In January 1998, the loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility was amended to:

          a) increase the facility from $21 million to $25 million through November 2,1999;
          b) add or revises certain covenants and events of default, including those covenants providing for maintenance of minimum levels of tangible net worth, ratios of debt to tangible net worth and capital expenditures;
          c)   amend the advance rate formula.

     The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 200 basis points. The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc.

     The Company believes that it is currently in compliance with the covenants under the loan agreement, as amended. Borrowings under the facility are, and are required to be used for working capital purposes.

5.   BRIDGE LOAN FACILITY

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10,000,000 to the Company. Approximately $6.7 million of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of the Company's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees, the Company took an extraordinary charge of approximately $1.7 million (approximately $1.0 million net of tax) during the second quarter ended December 31, 1997.

6.   SUBORDINATED DEBT FACILITY

     In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and an affiliate ("the Fund"), pursuant to which the Fund loaned $10.5 million to the Company. The principal amount of the loan is payable in annual installments of $3.5 million commencing March, 2004 with the final payment to be made at maturity in March, 2006. The note bears interest of 16.5% per annum, of which 12% is payable monthly and the remaining 4.5% will be accrued until payment is due on February, 2003. In addition, in connection with the loan, the Fund was granted a warrant to purchase 105,000 shares of the Company's common stock at the then current market price. Proceeds of the loan were used to retire the bridge loan facility with Fleet Bank, N.A.

7.   EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior period EPS data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with provisions of SFAS No. 128.

     Fully diluted earnings per share computations for both periods have not been set forth because the effect is antidilutive.

     The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1998 is based upon the 4,562,800 shares outstanding at the beginning of the year. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1997 is based upon the 4,300,193 shares outstanding at the beginning of the year plus a proration of the 225,000 shares issued in connection with the exercise of the underwriters over-allotment from the Company's secondary public offering (see note 3). Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for three and nine months ended March 31, 1998 and 1997 are calculated as follows:


                                 Three months ended March 31, 1998      Three months ended March 31, 1997
                               -------------------------------------  -------------------------------------
                               Net Income       Shares     Per Share  Net Income       Shares     Per Share
                               ----------     ----------   ---------  ----------     ----------   ---------
Basic earnings per share
before extraordinary item      $  635,209      4,562,800     $.14     $  387,664      4,562,800     $.08

Basic earnings per share
after extraordinary item          635,209      4,562,800      .14        387,664      4,562,800      .08


Effect of assumed conversion
of warrants and employee
stock options                                    116,998                                455,609
                               ----------     ----------     ----     ----------     ----------     ----
Diluted earnings per share
before extraordinary item      $  635,209      4,679,798     $.14     $  387,664      5,018,409     $.08


Diluted earnings per share
after extraordinary item       $  635,209      4,679,798     $.14     $  387,664      5,018,409     $.08


                                 Nine months ended March 31, 1998       Nine months ended March 31, 1997
                               -------------------------------------  -------------------------------------
                               Net Income       Shares     Per Share  Net Income       Shares     Per Share
                               ----------     ----------   ---------  ----------     ----------   ---------
Basic earnings per share
before extraordinary item      $1,723,291      4,562,800     $.38     $1,113,030      4,554,882     $.24

Basic earnings per share
after extraordinary item          712,290      4,562,800      .16     $1,113,030      4,554,882      .24

Effect of assumed conversion
of warrants and employee
stock options                                    202,030                                498,624
                               ----------     ----------     ----     ----------     ----------     ----
Diluted earnings per share
before extraordinary item      $1,723,291      4,764,830     $.37     $1,113,030      5,053,506     $.22


Diluted earnings per share
after extraordinary item       $  712,290      4,764,830     $.15     $1,113,030      5,053,506     $.22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Three months ended March 31, 1998 vs. three months ended March 31, 1997.

Net sales for the three month period ended March 31, 1998 were approximately $26,407,000 as compared to approximately $21,786,000 for the three months ended March 31, 1997, an increase of approximately $4,621,000 or 21.2%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company.

The Company's gross margin increased by approximately $754,000 from approximately $3,971,000 in the three month period ended March 31, 1997 to approximately $4,725,000 in the three month period ended March 31, 1998, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased to 17.9% in the three month period ended March 31, 1998 from 18.2 % in the three month period ended March 31, 1997. The decrease in gross margin as a percentage of sales was primarily due to higher costs associated with the Ogdensburg New York facility and the shift toward lower margin sales associated with food service and food ingredient markets.

Selling and shipping expenses decreased approximately $43,000 from approximately $2,043,000 for the three month period ended March 31, 1997 to approximately
$2,000,000 for the three month period ended March 31, 1998. The decrease in selling and shipping expenses is primarily due to decreases in commission expense and shipping expenses. As a percentage of sales, selling and shipping expenses decreased from 9.4% in the three month period ended March 31, 1997 to 7.6% in the three month period ended March 31, 1998. The decrease in selling and shipping expenses as a percentage of sales is primarily due to the Company's increased revenue growth and to a lesser extent decreases in commission expenses and shipping expenses.

General and administrative expenses increased by approximately $266,000 to approximately $895,000 for the three month period ended March 31, 1998 as compared to $629,000 for the comparable period in 1997. The increase in general and administrative expenses is primarily due to an increase in personnel and associated administrative expenses. As a percentage of sales, general and administrative expenses increased to 3.4% for the three month period ended March 31, 1998, from 2.9% for the comparable period in 1997.

Net interest expense increased to approximately $715,000 for the three month period ended March 31, 1998 from approximately $650,000 for the three month period ended March 31, 1997. The increase in interest expense was primarily due to the Company's expanded borrowing requirements necessary for working capital needs partially offset by a decrease in capital lease interest expense due to the sale leaseback transaction completed during the fourth quarter of fiscal 1997.

The provision for income taxes for the three month period ended March 31, 1998 increased by approximately $219,000 compared to the three month period ended March 31, 1997 as a result of increased taxable income.

Net earnings applicable to common stock increased to approximately $635,000 for the three month period ended March 31, 1998, from approximately $388,000 for the comparable period ended March 31, 1997 as a result of increased sales volumes and a decrease in selling and shipping expenses, partially offset by increases in general and administrative expenses and interest expense.

Results of Operations - Nine months ended March 31, 1998 vs. nine months ended March 31, 1997.

Net sales for the nine month period ended March 31, 1998 were approximately $77,676,000 as compared to approximately $66,015,000 for the nine months ended March 31, 1997, an increase of approximately $11,661,000 or 17.7%. This increase reflects higher sales volume for food service and food ingredient products manufactured by the Company.

The Company's gross margin increased by approximately $1,828,000, from approximately $11,641,000 in the nine month period ended March 31, 1997 to approximately $13,469,000 in the nine month period ended March 31, 1998, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased from 17.6% in the nine months ended March 31, 1997 to 17.3% for the comparable nine month period in 1998. The decrease in gross margin as a percentage of sales was due primarily to higher costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets partially offset by higher costs of raw materials during the nine month period ended March 31, 1997.

Selling and shipping expenses decreased by approximately $82,000 from approximately $6,312,000 for the nine month period ended March 31, 1997 to approximately $6,230,000 for the nine month period ended March 31, 1998. This decrease is primarily due to decreases in commission expenses as well as shipping expenses. As a percentage of sales, selling and shipping expenses decreased from 9.6% for the nine month period ended March 31, 1997 to 8.0% for the nine month period ended March 31, 1998. The decrease in selling and shipping expenses as a percentage of sales is primarily the result of the Company's increased revenues and to a lesser extent, the decreases in commission expense and shipping expenses.

General and administrative expenses increased by approximately $639,000 from approximately $1,662,000 for the nine month period ended March 31, 1997 to approximately $2,301,000 for the comparable period in fiscal 1998. The increase in general and administrative expenses is primarily a result of an increase in personnel and associated administrative expenses. As a percentage of sales general and administrative expenses increased to 3.0% for the nine month period ended March 31, 1998, from 2.5% for the comparable period in 1997, as a result of the increase in personnel and associated administrative expenses during the current nine month period.

Net interest expense increased to approximately $1,961,000 for the nine month period ended March 31, 1998 from approximately $1,811,000 for the nine month period ended March 31, 1997. The increase was primarily the result of the Company's expanded borrowing requirements necessary for working capital needs partially offset by a decrease in capital lease interest expense due to the sale leaseback transaction completed during the fourth quarter of fiscal 1997.

The provision for income taxes for the nine month period ended March 31, 1998, increased by approximately $511,000 as compared to the nine month period ended March 31, 1997 primarily as a result of increased taxable income.

The  Company  took  an  extraordinary   charge  on  the  extinguishment  of  the
Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. (See note 5) The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

Net earnings applicable to common stock before the extraordinary charge on the extinguishment of debt increased by approximately $610,000 to approximately $1,723,000 for the nine month period ended March 31, 1998, from approximately $1,113,000 for the comparable period ended March 31, 1997 due to the increase in gross margin as a result of increased sales volumes, and to a lesser extent the decrease in selling and shipping expenses, partially offset by the increases in general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At March 31, 1998 the Company had working capital of approximately $41,203,000, as compared with $32,546,000 at June 30, 1997, an increase of approximately $8,657,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, as well as increases in prepaid expenses and other current assets, partially offset by the decrease in prepaid income taxes and increases in accrued expenses and other current liabilities and deferred income taxes.

The Company also typically financed equipment purchases through capital lease financing transactions. At March 31, 1998, the Company had obligations of approximately $2,885,000 under capital leases, including $330,000 under capital lease agreements entered into in fiscal 1998. In March 1996, the Company purchased its Paterson production facility which it previously had leased. At March 31, 1998, the Company had outstanding obligations of approximately $975,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a revolving credit facility (the "Facility") that, in January 1998, was amended and increased the bank's potential commitment to $25,000,000 through November 2, 1999. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate plus 2%. The Facility is collateralized by substantially all existing and acquired assets of the Company, as defined in the Facility, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. The Facility expires on November 2, 1999. Advances under the Facility are limited to 80% of eligible accounts receivable, and 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of March 31, 1998 the Company believes it is in compliance with these covenants. At March 31, 1998 the Company's total outstanding debt to the bank was $18,868,476.

In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10,000,000 to the Company. Approximately $6.7 million of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of Suprema's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the Corestates debt and associated fees, Suprema took an extraordinary charge of approximately $1.7 million (approximately $1.0 million net of tax) during the second quarter ended December 31, 1997. In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and an affiliate ("the Fund") (see note 6) pursuant to which the Fund loaned $10.5 million to the Company. Proceeds of the Loan were used to retire the bridge financing agreement with Fleet Bank, N.A. entered into in October 1997.

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

Management believes that with an increase in its line of credit facility from $20,000,000 to $25,000,000, and the proceeds from the subordinated debt agreement with the Fund, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the nine month period ended March 31, 1998 was approximately $6,043,000 as compared to $5,139,000 in the comparable period of the prior year.

The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of the Company's increased revenue growth, and prepaid expenses and other current assets and a decrease in accounts payable, partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in deferred income taxes and accrued liabilities and other current liabilities. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the nine month period ended March 31, 1998 was approximately $660,000, as compared to $2,365,000 in the nine month period ended March 31, 1997, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility). As a result, at March 31, 1998 the Company had cash of $453,448 as compared to $459,437 as at March 31, 1997.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

     Exhibit 27. Financial Data Schedule

Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPREMA SPECIALTIES, INC.
                                        -------------------------
                                              (registrant)




Date: April 30, 1998                    By: /s/ Mark Cocchiola
     ----------------                      -------------------
                                           Mark Cocchiola
                                           President &
                                           Chief Executive Officer



Date: April 30, 1998                    By: /s/ Steven Venechanos
     ---------------                        ----------------------
                                            Steven Venechanos
                                            Chief Financial Officer &
                                            Secretary