Form 10-K
period 1998-06-30
SUPREMA SPECIALTIES INC
filed 1998-09-23
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998

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

                                 (973) 684-2900
              (Registrant's Telephone Number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value;
                             Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of August 14, 1998 was $12,902,463.

     As of August 14, 1998, there were 4,562,800 shares of the registrant's Common Stock outstanding.

     Documents Incorporated by Reference:

     Suprema Specialties, Inc.'s definitive Proxy Statement for the annual meeting of shareholders to be held in November 1998 which will be filed on or before October 12, 1998 is incorporated by reference into Part III of this Form 10-K Annual Report.

                                     PART I

Item 1.    Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, seasonality, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


General

     Suprema Specialties, Inc. and its wholly owned subsidiaries (hereinafter referred to collectively as the "Company") manufactures, processes and markets a variety of premium, gourmet natural cheese products, using fine quality imported and domestic cheeses.

     The Company manufacturers bulk cheeses at its facilities in Manteca, California and Ogdensburg, New York and purchases bulk cheeses from foreign sources (primarily from Europe and to a lesser extent, South America) and domestic sources. Bulk cheese is repackaged and sold to food service distributors and food manufacturers under the Suprema Di Avellino(R) name or on a private label basis or is grated or shredded and packaged by the Company and sold to retail customers under the Suprema Di Avellino(R) name. The Company packages its products for retail sale in convenient, easy to use, tamper evident, resealable, clear plastic cups, bags and shakers.

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

     The Company sells its cheese products to food service industry distributors, which distribute cheese products to restaurants, hotels and caterers; food manufacturers; and supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops. The Company's supermarket customers include several regional chain stores, such as King Kullen, Shop-Rite, BJ's, Food Town, Stop'N Shop, D'Agostino's and Giant. For the years ended June 30, 1997 and June 30, 1998, sales of bulk cheese products to food service industry distributors and food manufacturers under the Suprema Di Avellino(R) name or on a private label basis accounted for 54% and 41%, respectively, of the Company's revenues in each period.

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


Production

     The Company has increasingly emphasized the marketing and sale of domestic Italian variety cheese products manufactured at its Manteca, California facility and, it's Ogdensburg New York facility. For the years ended June 30, 1997 and June 30, 1998, respectively, sales of mozzarella, ricotta and provolone cheese products manufactured at such facilities accounted for approximately 54.7% and 71.8%, respectively, of the Company's revenues. The Company also processes natural cheese products, which involves shredding, grating and packaging, at its facility in Paterson, New Jersey. These facilities serve as distribution points for various geographic markets throughout the United States.

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


Customers

     The Company sells its cheese products directly and through distributors to supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops; food service industry distributors, which distribute the products to, among others, restaurants, hotels and caterers; and food manufacturers. The Company's products sold to food service industry distributors and food manufacturers are sold principally in bulk. The Company's supermarket customers include several regional chain stores, such as King Kullen, Shop-Rite, BJ's, Foodtown, Stop'N Shop, D'Agostino's, Super Valu, and Giant.

     For the fiscal years ended June 30, 1997 and June 30, 1998, sales of cheese products to retailers accounted for approximately 10% and 6%, respectively, of the Company's revenues; sales to food service companies accounted for approximately 83% and 88%, respectively, of the Company's revenues; and sales to food manufacturers accounted for approximately 7% and 6% respectively, of the Company's revenues.

     For the fiscal year ended June 30, 1998, A&J Cheese Company accounted for 18% of the Company's revenues, and for the fiscal year ended June 30, 1997, A&J Cheese Company and Lisanti Foods of New Jersey accounted for 14% and 10% of the Company's revenues respectively.

Marketing, Sales and Advertising

     The Company currently employs regional sales representatives to market its products to retail customers primarily in New York, New England and California, and one national representative who is responsible for sales of the Company's products to the food service industry. In addition, the Company engages independent food brokers throughout the United States for marketing to both retail and food service customers. Food brokers, who are paid on a commission basis, and salaried sales representatives, are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on supermarket shelves. To achieve greater market penetration, the Company will continue to strengthen and expand its sales force and food broker network. The Company also employs a Vice President-Sales, who is responsible for managing and coordinating the entire sales program. This includes making sales presentations to food brokers and working with regional sales representatives and food brokers in the marketing and selling of products to, and the maintenance of relationships with, retail customers.

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


Suppliers

     For the fiscal years ended June 30, 1997 and June 30, 1998, the Company's largest supplier, a milk cooperative, accounted for approximately 31% and 25%, respectively, of all purchases. The Company does not usually maintain contracts with its suppliers. The Company believes that there are numerous alternative sources of supply available to it, including for products currently provided by its largest supplier.

     For the years ended June 30, 1997 and June 30, 1998, approximately 7% and 5%, respectively, of the Company's supply requirements were manufactured by foreign producers in Europe and South America. Currently, the Company imports certain of its bulk cheese directly from foreign suppliers and, to a lesser extent, also purchases through domestic importers. The Company purchases cheese supplies in large quantities in order to obtain volume discounts and places its orders for import bulk cheese approximately four to six months in advance of anticipated production requirements.

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

     The Company also purchases certain of its cheese requirements from domestic sources. The Company manufactures certain of its cheese requirements primarily for sale to the food service industry. For the fiscal years ended June 30, 1997 and June 30, 1998, approximately 93% and 95%, respectively, of the Company's supply requirements were manufactured by the Company or purchased from domestic sources.


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


Employees

     As of August 14, 1998, the Company had 140 full-time employees of which 9 are employed in executive capacities and management positions, 21 are engaged in sales and marketing and administrative capacities and 110 are engaged in production and operations. In June, 1997, the employees of Suprema Specialties West, Inc. which represent approximately 50% of the total workforce, elected to form a Union. In December 1997, the Company formalized a contract with its employees which remains in effect through December 31, 1999. The Company considers its relations with its employees to be good.


Item 2.   Properties

     The Company operates three facilities: manufacturing facilities in Manteca, California and Ogdensburg, New York and its executive offices and production facility in Paterson, New Jersey. The Company's facility in Paterson, New Jersey, consists of an aggregate of approximately 32,000 square feet and contains the Company's executive offices as well as production, storage and shipping facilities has been expanded to include a refrigerated/freezer storage facility. On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000 of which approximately $686,250 was used to pay the remaining obligation to the landlord. The five year note bears interest of 8.51% per annum, is being amortized at a fifteen year rate and requires a balloon payment at the end of year five of approximately $840,000.

     The Company's facility in Manteca, California, which consists of an aggregate of approximately 75,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under a net lease which expires on August 31, 2005, and which may be extended at the option of the Company for two (2) additional five-year periods subject to further extension as set forth below. The basic annual rental (exclusive of insurance and taxes) is $576,000, subject to adjustment for increases in the Consumer Price Index during the renewal term. The rent is based on a formula relating to the Landlord's cost of construction of the additional space.

     The Company's facility in Ogdensburg, New York, which consists of an aggregate of approximately 72,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under an operating lease which commenced in August 1996 and expires July 31, 2017. However, at each five year anniversary of the commencement of the lease; July 31, 2002, July 31, 2007, and July 31, 2012 the Company may elect to terminate the lease. Minimum monthly base rental is $4,000 plus a fee of $.06 per hundred weight of whole milk sold and delivered, provided that in no event shall the minimum monthly rent exceed $8,000.

     The Company leases, generally with options to purchase, substantially all of the equipment at these manufacturing and processing facilities, subject to lease agreements currently providing for annual aggregate payments of approximately $2,285,000.


Item 3.   Legal Proceedings

     The Company is not a party to any material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 30, 1998.

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


Fiscal Year ending June 30, 1998

         First Quarter                            4 1/4           3 1/4

         Second Quarter                           3 7/8           2 25/32
         Third Quarter                            4 15/16         3 1/4
         Fourth Quarter                           4 7/16          3 3/8

     The closing price of the Common Stock on August 14, 1998 was 3 1/2.

     As of August 14, 1998, the number of record holders of the Company's Common Stock was 92. The Company believes that this number does not include an estimated 1,000 beneficial owners of the Company's Common Stock who currently hold such securities in the name of depository institutions.

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

     In June 1996, the Company completed a public offering for 1,500,000 shares of its common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock (see above), at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering was approximately $5,500,000 and net proceeds to the Company was approximately $4,481,350. The Company received no proceeds from the shares sold by selling shareholders. In association with the Company's public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July, 1996, the underwriter exercised its option. Gross proceeds payable to the Company from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,021,791.

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

                                                                         Years Ended June 30,
                                            -----------------------------------------------------------------------------
                                            1998               1997              1996              1995              1994
                                            ----               ----              ----              ----              ----
                                                                (In thousands, except per share data)
Earnings Statement
  Data:
 Net Sales                             $   108,140        $    88,311       $    65,104       $    52,109       $    31,996

Earnings before
  cumulative
  effect of
  accounting
  change and
  extraordinary
  loss on
  extinguishment
  of debt                                    2,417                121             1,409               912               504

 Net Earnings                                1,406                121             1,409               912               429
 Earnings Per
  Share before
  cumulative
  effect of
  accounting
  change and
  extraordinary
  loss on
  extinguishment
  of debt (Basic)                              .53                .03               .46               .32               .23


Earnings  Per  Share  before
 cumulative
 effect  of
 accounting
 change  and
 extraordinary
 loss on
 extinguishment
 of debt
 (Diluted)                                     .51                .02               .40               .32               .23

 Net earnings per
 share (Basic)                                 .31                .03               .46               .32               .20

 Net earnings per
 share (Diluted)                               .30                .02               .40               .32               .20


Weighed Average
  Common Shares
  Outstanding
  (Basic)(1)                     4,563                4,552             2,768             2,352             2,171


Weighed Average
  Common Shares
  Outstanding
  (Diluted)(2)                   4,745                5,040             3,195             2,369             2,191




                                                                      June 30,
                                 --------------------------------------------------------------------------------
                                 1998                1997               1996              1995               1994
                                 ----                ----               ----              ----               ----
                                                                     (In thousands)
Balance Sheet
  Data:

  Total Assets                 $61,846              $47,043           $41,663           $27,212           $16,746

  Working Capital               43,391               32,546            19,374            11,209             8,384

  Long Term
  Obligations
  (including
  capital lease
  obligations
  and current portion           35,493               23,772            18,482            13,310             7,099

  Total
   Liabilities                  45,151               31,754            27,577            19,811            11,600

  Warrants                          --                1,171             1,171                --                --

  Stockholders'
   Equity                       16,695               15,289            14,086             7,401             5,146




----------
(1)  See Footnote 11 to Notes to Consolidated Financial Statements.
(2)  See Footnote 11 to Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Statements of Earnings.


                             Percentage of Revenues

                                                                      Year                   Year                  Year
                                                                      Ended                  Ended                 Ended
                                                                     June 30,               June 30,              June 30,
                                                                      1998                   1997                  1996
                                                                     --------               --------              --------
Net Sales ......................................................      100.0%                 100.0%                100.0%
Cost of sales ..................................................       82.7                   83.0                  78.9
                                                                     --------               --------              --------

Gross margin ...................................................       17.3                   17.0                  21.1

Selling and shipping
expenses .......................................................        7.4                   10.4                  12.5

General and administrative
expenses .......................................................        3.4                    2.5                   2.8

Interest expense ...............................................        2.7                    2.5                   2.8

Other (Income)/Expense .........................................         --                    1.4                   (.5)
                                                                     --------               --------              --------

Earnings before income taxes
and extraordinary item .........................................        3.8                     .2                   3.7

Income taxes ...................................................        1.6                     .1                   1.5
                                                                     --------               --------              --------

Earnings before extraordinary
item ...........................................................        2.2                     .1                   2.2

Extraordinary loss on
extinguishment of debt .........................................
                                                                       (0.9)                    --                    --





Net Income                                                              1.3                     .1                   2.2
                                                                     ========               ========              ========

Fiscal Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

     Revenues for the fiscal year ended June 30, 1998 were approximately $108,140,000, as compared to approximately $88,311,000 for the fiscal year ended June 30, 1997, an increase of approximately $19,829,000, or 22.5%. This increase reflects higher sales volume for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $3,697,000, from approximately $15,048,000 for the year ended June 30, 1997 to approximately $18,745,000 for the year ended June 30, 1998, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales increased from 17.0% in the year ended June 30, 1997 to 17.3% in the year ended June 30, 1998. The increase in gross margin as a percentage of net sales was due primarily to lower costs of raw materials during fiscal year ended June 30, 1998, partially offset by higher costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets.

     Selling and shipping expenses decreased by approximately $1,151,000 from approximately $9,176,000 during the fiscal year ended June 30, 1997 to approximately $8,025,000 during the fiscal year ended June 30, 1998. As a percentage of sales, selling and shipping expenses decreased from 10.4% for the fiscal year ended June 30, 1997 to 7.4% for the fiscal year ended June 30, 1998. The decrease in selling and shipping expenses was primarily due to the unusual charge associated with the write-off of the marketing service agreements in fiscal 1997, (see note 5 to the financial statements) of approximately $944,000 as such amounts no longer had continuing value as a result of declining relevance of these product lines, as well as a decrease in freight expenses due to the Ogdensburg facility coming on line.

     General and administrative ("G&A") expenses increased from approximately $2,181,000 in fiscal 1997 to approximately $3,636,000 in fiscal 1998. As a percentage of sales, G&A expenses increased from 2.5% in fiscal 1997 to 3.4% in fiscal 1998. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses in association with the Company's sales growth.

     Net interest expense increased to approximately $2,917,000 for the year ended June 30, 1998 from approximately $2,231,000 for the year ended June 30, 1997. The increase was primarily the result of the Company's expanded borrowing requirements necessary to finance working capital needs partially offset by a decrease in capital lease interest expense due to the sale leaseback transaction completed during the fourth quarter of fiscal 1997.

     Other income changed from a loss of approximately $1,259,000 in fiscal year 1997 to $0 in fiscal year 1998. The loss in fiscal year 1997 was attributable to the sale of the Company's assets in association with the sale leaseback transaction the Company completed during the fourth quarter of fiscal 1997 (see note 4 to the financial statements).

     The provision for income taxes for the year ended June 30, 1998 increased by approximately $1,670,000 compared to fiscal year 1997 primarily as a result of increased taxable income and an increase in the effective tax rate from 40 percent to 42 percent.

     The Company took an extraordinary charge on the extinguishment of the Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997 (See Note 7). The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

     Net earnings applicable to common stock before the extraordinary charge on the extinguishment of the subordinated debt increased by approximately $2,296,000 to approximately $2,417,000 in fiscal year 1998 from approximately $121,000 in fiscal year 1997 due to the reasons discussed above.

     Net earnings applicable to common stock increased by approximately $1,285,000 to approximately $1,406,000 in fiscal year 1998 from approximately $121,000 in fiscal year 1997 due to the reasons discussed above.


Fiscal Year Ended June 30, 1997 Compared to Year Ended June 30, 1996.

     Revenues for the fiscal year ended June 30, 1997 were approximately $88,311,000, as compared to approximately $65,104,000 for the fiscal year ended June 30, 1996, an increase of approximately $23,207,000, or 35.6%. This increase reflects higher sales volume for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $1,303,000, from approximately $13,745,000 for the year ended June 30, 1996 to approximately $15,048,000 for the year ended June 30, 1997, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased from 21.1% in the year ended June 30, 1996 to 17.0% in the year ended June 30, 1997. The decrease in gross margin as a percentage of net sales was due primarily to higher costs of raw materials during fiscal year ended June 30, 1997, costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets.

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

     Net interest expense increased to approximately $2,232,000 for the year ended June 30, 1997 from approximately $1,812,000 for the year ended June 30, 1996. The increase was the result of the Company's expanded borrowing and lease financing requirements necessary to finance working capital needs and capital expansion for the Manteca California and the Ogdensburg New York manufacturing facilities.

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

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of approximately $43,391,000 as compared to approximately $32,546,000 in June 1997, an increase of approximately $10,845,000. The increase in working capital is the result of the Company's net income as well as increased borrowings of $8,105,000. The cash was invested in the increased accounts receivable and inventory levels in support of the Company's increased sales volume.

     The Company has a bank revolving credit facility that, in September 1998, was amended and increased the bank's potential commitment to $26,000,000. The rate of interest on amounts borrowed under the revolving credit facility is LIBOR plus 200 basis points. The revolving credit loan agreement expires on November 2, 1999. Advances under this facility are initially limited to 80% of eligible accounts receivable, and 40% of inventory except packaging material, as defined in the agreement. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of June 30, 1998, the Company is in compliance with these covenants. At June 30, 1998, the Company had $21,262,000 outstanding under the long-term revolving credit facility with approximately $3,738,000 remaining as available to borrow under the facility.

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of Suprema's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the CoreStates debt and associated fees, Suprema took an extraordinary charge of $1.7 million (approximately $1.0 million net of tax) during the second quarter ended December 31, 1997. In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and an affiliate (the "Fund") (see note 7) pursuant to which the Fund loaned $10.5 million to the Company. Proceeds of the loan were used to retire the bridge financing agreement with Fleet bank, N.A. entered into in October 1997.

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

     Prior to May 1997, the Company typically financed equipment purchases through capital lease financing transactions. At June 30, 1998, the Company had obligations of approximately $2,767,054 under capital leases, including $330,000 under capital leases entered into in fiscal year 1998. The additional capital lease obligations entered into in fiscal year 1998 is in connection with the expansion of the Company's Manteca California facility.

     In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock, at a purchase price of $5.50 per share. Gross proceeds payable to the Company from the offering were approximately $5,500,000 and net proceeds to the Company were approximately $4,481,000. The Company received no proceeds from the shares sold by the selling shareholders. In association with the Company's secondary public offering, the Company granted to the underwriter an option to purchase an aggregate of 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. In July 1996, the underwriter exercised its option to purchase 225,000 shares of the Company's common stock at the price of $5.50 per share to cover over-allotments. Gross proceeds from the issuance was approximately $1,237,500 and net proceeds to the Company was approximately $1,024,000.

     In March, 1996, the Company purchased its Paterson production facility which it previously had leased, financed by a mortgage from Fleet Bank, N.A. Proceeds of the loan amounted to $1,050,000, of which $686,000 was used to pay the Company's remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of the Paterson facility to include a freezer/cooler refrigerated storage facility. The five year note which bears interest at 8.51% per annum is being amortized at a fifteen year rate with a balloon payment of approximately $840,000 due on March 29, 2001. At June 30, 1998, the Company had an obligation of approximately $964,000 under the mortgage.

     Management believes that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

     Net cash used by operating activities for the year ended June 30, 1998 was approximately $7,056,000, as compared with approximately $8,148,000 in the prior year. The use of cash in operations was primarily the result of increases in inventory, and accounts receivable in support of the Company's increased sales volume, partially offset by net earnings as adjusted for non-cash expenses, and increases in accounts payable, income taxes payable, other accrued expenses and other current liabilities. The cash used in operations was financed through cash flow and from financing activities. Net cash used in investing activities for the year ended June 30, 1998 was approximately $1,039,000 as compared with $2,852,000 in the prior year. The investing activities relate to continued expenditures for fixed assets (including capital equipment utilized in the Company's California and New York manufacturing facilities). As a result, at June 30, 1998, the Company had cash of $489,890, as compared to $480,225 for the prior year.

     As of August 14, 1998, the Company has made no additional commitments for capital expenditures. In August 1998, the Board of Directors approved a stock repurchase program to acquire of up to $1,600,000 of the Company's common stock.

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


Effect of New Accounting Pronouncements

     In June 1997, SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132,"Employer's Disclosures about Pensions and Other Post-Retirement Plans," was issued. SFAS 132 standardized pension disclosures. These statements are effective for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective for the Company's 2000 fiscal year. The Company is reviewing this pronouncement to determine its applicability to the Company, if any.

Year 2000 Issue

     The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues would not be material. The Company anticipates that all of its operating systems are Year 2000 compliant. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainity reasonably likely to have a material adverse effect on the Company. However, the Company has not determined whether its principal suppliers and customers are Year 2000 compliant. In the event any of the Company's principal suppliers and customers are not year 2000 compliant it may have a material adverse affect on the Company.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

           Not  applicable.


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


Item 9.    Changes in and Disclosure with Accountants on
           Accounting and Financial Disclosure

                None.

                                    PART III


Item 10.   Directors and Executive Officers of the Company

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1998 which will be filed on or before October 12, 1998 and is incorporated herein by reference.


Item 11.   Executive Compensation

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1998 which will be filed on or before October 12, 1998 and is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1998 which will be filed on or before October 12, 1998 and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held in November 1998 which will be filed on or before October 12, 1998 and is incorporated herein by reference.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statement / Schedules

     Report of Independent Certified Public Accountants                                 F-1

     Consolidated Balance Sheets - June 30, 1998 and 1997                               F-2

     Consolidated Statements of Earnings - For the Years Ended June 30, 1998,
          1997 and 1996                                                                 F-3

     Consolidated Statements of Stockholders' Equity - For the Years Ended
          June 30, 1998, 1997 and 1996                                                  F-4

     Consolidated Statements of Cash Flows - For the Years Ended June 30, 1998,
          1997 and 1996                                                                 F-5

     Notes to Consolidated Financial Statements                                         F-6 - F-17

     Report of Independent Certified Public Accountants on Supplemental
          Schedules                                                                     F-18

     Schedule II - Valuation and Qualifying Accounts and Reserves - For the
          Years Ended June 30, 1998, 1997 and 1996                                      F-1


(a)  Exhibits

     Exhibit No.

     3.1  Certificate of Incorporation, as amended*

     3.2  By-laws of the Registrant*

     3.3  Amendment to Certificate of Incorporation.

     4.1 Rights Agreement, dated as of March 6, 1996, between the Company and Continental Stock Transfer & Trust Company**

    10.1  Stock Option Plan*


----------
* Incorporated by reference to the registrant's registration statement on Form S-18, SEC File No. 33-39076-NY

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

    10.2 Lease, Option and Assignment to Purchase the Company's Paterson, New Jersey facility and amendment thereto.*

    10.3       Employment Agreement by and between the Company and Mark
               Cocchiola.*

    10.4       Employment Agreement by and between the Company and Paul
               Lauriero.*

    10.11 Revolving Loan, Guaranty and Security Agreement by and among the Company, Suprema Specialties West, Inc. and National Westminister Bank NJ dated as of February 15, 1994, as amended***

    10.14 Form of Equipment Lease between the Company and BLT Leasing Corp. dated December 28, 1992.****

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

    10.19 Master Equipment Lease Agreement No. 32399 between Fleet Capital Corporation and Suprema Specialties, Inc. dated May 29,1997

    10.20 Securities Purchase Agreement, dated as of March 9, 1998, between the Company and Alliance Capital Management, L.P. (without exhibits)

    10.21 Note Agreement, dated as of March 9, 1998, between the Company and each of Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States.


----------

*** Incorporated by reference to the registrant's Report on Form 10-Q for the quarter ended December 31, 1995.

**** Incorporated by reference to the registrant's Annual Report on form 10-K for the year ended June 30, 1994.

***** Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

    10.22 Warrant Agreement, dated as of March 9, 1998, between the Company and Albion Alliance Mezzanine Fund, L.P. and The
               Equitable Life Assurance Society of the United States.

    21.        Subsidiaries of the Registrant

    23.1       Consent of Independent Certified Public Accountants

    27         Financial Data Schedule.

(b)  Report on Form 8-K.

     No reports on Form 8-K were filed by the Company during its fiscal quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SUPREMA SPECIALTIES, INC.


                                                   By: /s/ Mark Cocchiola
                                                   ----------------------------
                                                       Mark Cocchiola, President
Dated:  September 23 , 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date

/s/ Mark Cocchiola            Chairman of the Board,             Sept. 23, 1998
---------------------
Mark Cocchiola                President, Chief
                              Executive Officer and
                              Director (Principal
                              Executive Officer)


/s/ Paul Lauriero             Executive Vice                     Sept. 23, 1998
---------------------
Paul Lauriero                 President and Director


/s/ Steven Venechanos         Chief Financial                    Sept. 23, 1998
---------------------
Steven Venechanos             Officer and
                              Secretary



/s/ Marco Cocchiola           Director                           Sept. 23, 1998
---------------------
Marco Cocchiola


/s/ Rudolph Acosta            Director                           Sept. 23, 1998
---------------------
Rudolph Acosta


/s/ Paul DeSocio              Director                           Sept. 23, 1998
---------------------
Paul DeSocio


/s/ William Gascoigne         Director                           Sept. 23, 1998
---------------------
William Gascoigne

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Suprema Specialties, Inc. and Subsidiaries
Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Suprema Specialties, Inc. and Subsidiaries, as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suprema Specialties, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


                                                                BDO Seidman, LLP

Woodbridge, New Jersey

August 12, 1998

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               June 30,
                                                                                ------------------------------------
                                                                                     1998                    1997
                                                                                     ----                    ----
                                                   ASSETS
Current:
   Cash                                                                         $   489,890              $   480,225
   Accounts receivable, net of allowances of $470,290
     at June 30, 1998 and 1997, respectively                                     23,239,810               14,667,008
   Inventories                                                                   28,511,930               22,462,421
   Income taxes receivable                                                                -                  921,243
   Prepaid expenses and other current assets                                        688,117                  679,781
   Deferred income taxes                                                            188,000                  168,348
                                                                                -----------              -----------
       TOTAL CURRENT ASSETS                                                      53,117,747               39,379,026

PROPERTY, PLANT AND EQUIPMENT, net                                                6,999,695                6,135,082

OTHER ASSETS                                                                      1,728,616                1,528,434
                                                                                -----------              -----------
                                                                                $61,846,058              $47,042,542

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                                             $ 7,469,422              $ 5,411,478
   Current portion of long-term obligations                                         500,964                  402,877
   Mortgage payable - current                                                        43,457                   39,875
   Income taxes payable                                                             245,498                     --
   Accrued expenses and other
     current liabilities                                                          1,467,034                  805,754
   Deferred income taxes                                                               --                    172,653
                                                                                -----------              -----------
       TOTAL CURRENT LIABILITIES                                                  9,726,375                6,832,637

DEFERRED INCOME TAXES                                                               475,340                  420,952

REVOLVING CREDIT LOAN                                                            21,262,000               15,589,856

SUBORDINATED DEBT                                                                10,500,000                4,303,670

LONG-TERM CAPITAL LEASES                                                          2,266,090                2,470,599

MORTGAGE PAYABLE                                                                    921,413                  964,870
                                                                                -----------              -----------
                                                                                 45,151,218               30,582,584
                                                                                -----------              -----------

WARRANTS (subject to mandatory redemption)                                             --                  1,171,000
                                                                                -----------              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Redeemable, convertible preferred stock, $.01 par
     value, 2,500,000 shares authorized, none issued
     and outstanding at June 30, 1998 and 1997                                         --                       --
   Common stock, $.01 par value, 10,000,000 shares
     authorized, 4,562,800 issued and outstanding                                    45,628                   45,628
   Additional paid-in capital                                                    11,243,347               11,243,347
   Retained earnings                                                              5,405,865                3,999,983
                                                                                -----------              -----------
       TOTAL STOCKHOLDERS' EQUITY                                                16,694,840               15,288,958
                                                                                -----------              -----------
                                                                                $61,846,058              $47,042,542
                                                                                ===========              ===========

          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                               Years ended June 30,
                                                          -----------------------------------------------------------
                                                                1998                1997                1996
                                                                ----                ----                ----

Net sales                                                 $ 108,140,007          $  88,311,454          $  65,103,914
Cost of sales                                                89,395,062             73,263,129             51,358,460
                                                          -------------          -------------          -------------
       Gross margin                                          18,744,945             15,048,325             13,745,454
                                                          -------------          -------------          -------------

Expenses:
   Selling and shipping expenses                              8,024,823              9,175,567              8,125,052
   General and administrative
     expenses                                                 3,636,090              2,180,576              1,807,275
                                                          -------------          -------------          -------------
                                                             11,660,913             11,356,143              9,932,327
                                                          -------------          -------------          -------------

Income from operations                                        7,084,032              3,692,182              3,813,127
Other income (expense):
   Interest, net of interest income of $0,
     $3,000 and $27,000 in 1998, 1997 and
     1996, respectively                                      (2,916,992)            (2,231,820)            (1,812,342)
   Other                                                             --             (1,259,081)               412,500
                                                          -------------          -------------          -------------
                                                             (2,916,992)            (3,490,901)            (1,399,842)
                                                          -------------          -------------          -------------
Earnings before income taxes and
   extraordinary item                                         4,167,040                201,281              2,413,285
Income taxes                                                  1,750,157                 80,500              1,004,000
                                                          -------------          -------------          -------------
Earnings before extraordinary item                            2,416,883                120,781              1,409,285
Extraordinary item - loss on extinguishment
   of debt (net of income tax of $762,000)                    1,011,001                     --                     --
                                                          -------------          -------------          -------------

Net earnings                                              $   1,405,882          $     120,781          $   1,409,285
                                                          =============          =============          =============

Preferred stock dividends                                            --                     --               (146,250)

Net earnings applicable to
   common stock                                               1,405,882                120,781              1,263,035

Basic earnings per share
   before extraordinary item                              $         .53          $         .03          $         .46
                                                          =============          =============          =============

Basic earnings per share related
   to extraordinary item                                  $        (.22)         $          --            $        --
                                                          =============          =============          =============

Basic earnings per share                                  $         .31          $         .03          $         .46
                                                          =============          =============          =============

Diluted earnings per share
   before extraordinary item                              $         .51          $         .02          $         .40
                                                          =============          =============          =============

Diluted earnings per share related
   to extraordinary item                                  $        (.21)         $          --            $        --
                                                          =============          =============          =============

Diluted earnings per share                                $         .30          $         .02          $         .40
                                                          =============          =============          =============

Basic weighted average shares outstanding                     4,562,800              4,552,146              2,768,100
                                                          =============          =============          =============

Diluted weighted average shares
   outstanding                                                4,744,919              5,039,995              3,195,358
                                                          =============          =============          =============


          See accompanying notes to consolidated financial statements.

                                                      SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                      Series A
                                   Preferred stock                   Common stock
                               -----------------------         -------------------------      Additional
                                                                                               paid-in         Retained
                               Shares           Amount           Shares           Amount       capital         earnings
                               -----------  ----------         ------------  -----------    ------------     -------------


Balance, June 30,
      1995                     500,000       $1,108,977        2,450,000    $     24,500    $  3,651,528     $  2,616,167

Issuance of shares on
   conversion of
   marketing service
   agreements                     --               --            306,900           3,070         937,114             --

Issuance of shares on
   cashless exercise
   of warrants                    --               --             43,293             432            (432)            --

Dividends on
   preferred stock                --               --               --              --              --           (146,250)

Net proceeds from
   shares issued
   during secondary
   offering                       --               --          1,000,000          10,000       4,471,350             --

Conversion of Series
   "A" convertible
   preferred stock
   into common stock          (500,000)      (1,108,977)         500,000           5,000       1,103,977             --

Net earnings                      --               --               --              --              --          1,409,285
                          ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
      1996                        --               --          4,300,193          43,002      10,163,537        3,879,202

Net proceeds from
   underwriters over
   allotment                      --               --            225,000           2,250       1,021,791             --

Exercise of stock
   options and
   warrants                       --               --             37,607             376          58,019             --

Net earnings                      --               --               --              --              --            120,781
                          ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
      1997                        --               --          4,562,800          45,628      11,243,347        3,999,983

Net earnings                      --               --               --              --              --          1,405,882
                          ------------     ------------     ------------    ------------    ------------     ------------
Balance, June 30,
      1998                        --               --          4,562,800     $    45,628    $ 11,243,347     $  5,405,865
                          ============     ============     ============    ============    ============     ============


          See accompanying notes to consolidated financial statements.

                                        SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years ended June 30,
                                                                           -----------------------------------------------
                                                                           1998                   1997                1996
                                                                           ----                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $  1,405,882         $    120,781         $  1,409,285
  Adjustments to reconcile net earnings to
   net cash used in operating activities:
     Depreciation and amortization                                          647,946            1,233,080            1,086,949
     Provision for doubtful accounts                                             --                   --               82,030
     Loss on sale leaseback transaction                                          --            1,259,085                   --
     Write-off of prepaid commissions/licensing fees                           --                943,863                   --
     Deferred income taxes                                                  (88,784)            (199,500)             301,000
     Other income                                                                --                   --             (412,500)
     Extraordinary loss on extinguishment of debt                         1,011,001                   --                   --
     (Increase) decrease in assets:
      Accounts receivable                                                (8,572,802)          (5,861,207)          (3,537,008)
      Inventories                                                        (6,049,509)          (5,561,066)          (6,548,379)
      Prepaid expenses and other current assets                              (8,336)             330,945              124,788
      Prepaid income taxes                                                  921,243             (717,225)                  --
      Other assets                                                          (49,133)           1,403,907           (1,470,571)
     Increase (decrease) in liabilities:
      Accounts payable                                                    2,057,944           (1,092,998)           1,763,990
      Income taxes payable                                                1,007,498             (244,413)            (291,319)
      Accrued expenses and other current
        liabilities                                                         661,280              236,252              204,690
                                                                       ------------         ------------         ------------
          Net cash used in operating activities                          (7,055,770)          (8,148,496)          (7,287,045)
                                                                       ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment                        (1,039,215)          (2,852,287)          (1,606,755)
  Proceeds from note receivable                                                --                   --                637,500
                                                                       ------------         ------------         ------------
          Net cash used in investing activities                          (1,039,215)          (2,852,287)            (969,255)
                                                                       ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                                    29,554,981           36,791,000           18,175,000
  Repayment of revolving credit loan                                    (23,882,837)         (28,941,144)         (18,135,000)
  Proceeds from subordinated loan                                        10,500,000                   --            5,000,000
  Proceeds from mortgage                                                         --                   --            1,050,000
  Proceeds from secondary offering/options                                       --            1,082,436            4,481,350
  Deferred financing costs in connection with new
   subordinated debt                                                       (797,584)                  --                   --
  Principal payments of mortgage                                            (39,875)             (36,588)              (8,667)
  Principal payments of capital leases                                     (436,422)          (6,420,125)          (2,125,428)
  Payments to retire subordinated loan and repurchase
   warrants                                                              (6,793,613)                  --                   --
  Proceeds from sale-leaseback                                                   --            9,565,000                   --
  Costs in connection with sale-leaseback                                        --           (1,088,436)                  --
  Payment of preferred dividend                                                  --                                  (146,250)
                                                                       ------------         ------------         ------------
          Net cash provided by financing activities                       8,104,650           10,952,143            8,291,005
                                                                       ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH                                               9,665              (48,640)              34,705
CASH, beginning of period                                                   480,225              528,865              494,160
                                                                       ------------         ------------         ------------
CASH, end of period                                                    $    489,890         $    480,225         $    528,865
                                                                       ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest (net of amount capitalized of $55,000
     in 1998, $51,996 in 1997 and $253,000 in 1996)                    $  2,669,167         $  2,403,700         $  1,900,630
   Income taxes                                                              32,070            1,233,187            1,019,439
  Noncash investing and financing transactions:
   Purchases of property and equipment through
     capital leases                                                         330,000            3,653,262            2,156,010
   Issuance of common stock upon conversion of
     marketing service agreements                                                --                   --              940,186


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Suprema Specialties, Inc., a New York corporation incorporated on August 15, 1983 and its subsidiaries (the "Company") manufacture, process and market a variety of premium, gourmet natural cheese products.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was adopted as of July 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 was not material to the results of operations or financial position.

Product Introduction Costs

The Company incurs certain costs in connection with expanding its market position in the United States. These costs, referred to in the industry as "slotting" are deferred and amortized over the stated program period, generally ranging from one to twelve months.

Revenue Recognition

The Company records revenues when products are shipped. Customers do not have the right to return products shipped.

Advertising Cost

The Company expenses advertising costs as incurred and cooperative advertising costs when related revenue is recognized. Advertising costs amounted to approximately $2,864,000, $3,004,000 and $3,431,000 in 1998, 1997 and 1996,
respectively.

Research and Development

Research and development expenditures which are insignificant for the Company's projects are expensed as incurred.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Options

The Company follows SFAS No. 123 by making the required pro forma note disclosures only.

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

Risks and Uncertainties

In December 1997, the Company formalized a two year collective bargaining agreement with the employees of Suprema Specialties West, which represent 50% of the total workforce, which expires on December 1, 1999. The Company considers its relations with its employees to be good.

Earnings Per Share

Effective July 1, 1997, the Company adopted SFAS 128, "Earnings Per Share." Earnings per share have been restated for all periods presented. Diluted earnings per share are not materially different then previously reported primary earnings per share as computed under Accounting Principals Board #15.

Effect of New Accounting Pronouncements

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employer's Disclosures About Pensions and Other PostRetirement Plans," was issued. SFAS 132 standardize pension disclosures. These statements are effective for the Company's 1999 fiscal year. The Company does not expect the adoption of these statements to have a material effect on the financial statements.

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the Company's 2000 fiscal year. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                         June 30,
                                                         ------------------------------------
                                                                 1998                    1997
                                                                 ----                    ----
Raw materials                                             $ 3,640,655             $ 2,236,541
Finished goods                                             24,046,053              19,293,624
Packaging                                                     825,222                 932,256
                                                             --------                --------
                                                          $28,511,930             $22,462,421
                                                          ===========             ===========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
                                                                         June 30,
                                                          -----------------------------------
                                                                 1998                    1997
                                                                 ----                    ----

Property and plant                                        $ 1,545,900             $ 1,525,705
Equipment                                                   4,937,767               4,205,016
Leasehold improvements                                      1,182,662               1,158,797
Furniture and fixtures                                        183,075                 176,687
Delivery equipment                                             48,178                  48,179
Construction in progress                                      590,259                   4,242
                                                             --------                  ------
                                                            8,487,841               7,118,626
Less: Accumulated depreciation and
   amortization                                             1,488,146                 983,544
                                                           ----------                --------
                                                          $ 6,999,695             $ 6,135,082
                                                          ===========             ===========


In May 1997, the Company entered into a sale-leaseback transaction whereby fixed assets with a net book value of $10,824,082 were sold for $9,565,000 and leased back under operating leases. In connection with this transaction, $4,847,382 of capital leases were paid in full. A loss of $1,259,081 resulted from this transaction which is reflected as other expense. The Company incurred costs of $1,088,436 primarily related to prepayment penalties on the capital leases. These costs have been included in other assets and will be amortized over eight years, the life of the lease.

Included in property, plant and equipment are plant and equipment acquired under capital leases with an initial cost of $3,419,067 and $3,087,041 and accumulated amortization of $539,313 and $26,828 as of June 30, 1998 and 1997, respectively.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 5 - MARKETING SERVICE AGREEMENTS

The Company entered into marketing service agreements with unaffiliated third parties expiring at various dates through June 1998, pursuant to which the Company was provided with certain marketing and program support services, including the payment of advertising promotional expenditures by such parties (no amounts were provided during 1995 through 1997) in exchange for commissions based on Company sales of specified products. In addition, two of the agreements provided that after an initial period (as defined in the agreements) the Company or the providers of the marketing services have the right to convert some or all of the remaining estimated commissions to common stock of the Company at the market price at the time of conversion. Such conversion right was limited to no more than 10% and 2 1/2%, as specified in each of the agreements, of the Company's common stock issued and outstanding at the time of the conversion. For the years ended June 30, 1997 and 1996, commission expenses related to the marketing agreements, were approximately $794,000 and $598,000, respectively.

On August 14, 1995, two of these providers informed the Company they were exercising their conversion feature in the agreements. As a result, the Company issued 306,900 shares of common stock in September 1995. The shares were recorded at approximate fair value at the date the notice of conversion was received. The corresponding amount was reflected in other assets and was being amortized over the remaining term of the related agreements, as the applicable sales revenue is recorded.

During fiscal 1994, the Company made payments under the marketing services agreements leading to a prepaid position of $430,000, which is included in other current assets. In December 1995, an additional $300,000 was prepaid as final settlement of the remaining agreements. This amount was being charged to expense over the remaining three years of the related agreements as the applicable sales revenue was recorded. In connection with the amendment of two of its Marketing Service Agreements, the Company granted warrants to purchase 50,000 shares of the Company's common stock in September 1994. The warrants were exercisable at $3.00 per share and terminated on June 30, 1998.

In the fourth quarter of 1997, as a result of a review of the Company's retail cheese business, it was determined the remaining asset amounts, $943,863, no longer had continuing value. These amounts were written off and were included in selling and shipping expenses.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                                       June 30,
                                 -----------------------------------------------
                                       1998              1997              1996
                                       ----              ----              ----
Current:
   Federal                       $1,460,119         $ 233,000         $ 555,000
   State                            378,822            57,000           148,000
                                 ----------         ---------          ---------
                                  1,838,941           280,000           703,000
                                 ----------         ---------          ---------
Deferred:
   Federal                          (70,494)         (169,600)          255,800
   State                            (18,290)          (29,500)           45,200
                                 ----------         ---------         ----------
                                    (88,784)         (199,500)          301,000
                                 ----------         ---------         ----------
Provision for income taxes       $1,750,157          $ 80,500         $1,004,000
                                 ==========         =========         ==========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 6 - INCOME TAXES (continued)

The following reconciles income taxes at the U.S. statutory rate to the provision for income taxes:

                                                               June 30,
                                            ----------------------------------------------
                                                  1998              1997              1996
                                                  ----              ----              ----

Computed tax expense at statutory rates     $1,416,800          $ 68,000         $ 821,000
State taxes, net of federal tax benefit        262,100            10,500           109,000
Travel and entertainment expenses not
   deductible                                   17,000             2,000            67,000
Officers life insurance not deductible           5,400             3,500             7,000
Other, net                                      48,857            (3,500)                -
                                           -----------          --------        ----------
                                            $1,750,157          $ 80,500        $1,004,000
                                           ===========          ========        ==========

Deferred income taxes arise from the difference between book and tax accounting for depreciation, the write-offs of uncollectible accounts receivable and product introduction costs.

The net deferred tax liabilities are comprised of the following components as of June 30, 1998 and 1997:

                                                                        June 30,
                                                             ----------------------------
                                                                  1998              1997
                                                                  ----              ----
Depreciation                                                   $ 40,000          $ 40,000
Product introduction costs                                       44,913           118,200
Deferred sale leaseback costs                                   390,427           435,400
Capital loss carryforward                                       755,307           755,307
                                                               --------          --------
                                                              1,230,647         1,348,907
Accounts receivable reserve                                    (188,000)         (168,300)
                                                              ---------         ---------
                                                              1,042,647         1,180,607
Less: Valuation allowance                                      (755,307)         (755,307)
                                                              ---------         ---------
                                                              $ 287,340         $ 425,300
                                                              =========         =========

A valuation allowance has been provided against the loss on sale of capital assets due to the Company's current inability to realize this asset.

NOTE 7 - LONG-TERM DEBT

Revolving Credit Loan

In September 1998, the long-term revolving credit facility (the "Facility") between the Company and a bank was amended to increase the line for up to $26,000,000 through November 1999. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 2% (7.69% as of June 30, 1998). The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. In connection with obtaining the Facility, the Company and Suprema Specialties Northeast, Inc. has agreed to pay a commitment fee on the average daily unused portion of the Facility, equal to 1/4 of 1% per annum. Advances under this Facility are limited to 80% of eligible accounts receivable, 40% of all inventory except packaging material, as defined in the Facility agreement. The Facility agreement contains restrictive financial covenants, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined, and a restriction on dividends to common shareholders. As of June 30, 1998, the Company was in compliance with these covenants.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 7 - LONG-TERM DEBT (continued)

Revolving Credit Loan (cont)

At June 30, 1998, the Company had approximately $3,738,000 available for borrowing under the Facility.

Subordinated Debt Facility

In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan was secured by a subordinated security interest in substantially all of the assets of the Company and was subordinated to the loan of the Company's senior lender. The loan bore interest at 11 3/4% per annum. In connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for nominal additional consideration for 354,990 shares of the Company's Common Stock. After October 1, 2000, or upon the occurrence of certain other rights, the Fund had the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair value at date of issue, $1,100,000. The corresponding debt discount was being amortized over the life of the loan on the interest rate method. At June 30, 1997, the value of the put option was approximately $1,171,000.

In October 1997, the Company entered into an agreement with another bank pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds was used to retire the $5.0 million subordinated debt and the repurchase of warrants attached to the subordinated debt. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net. The extraordinary loss was comprised of (i) the prepayment penalty of $1,279,000 and the write-off of deferred financing costs and debt discount of $494,000, net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States (the "Fund") pursuant to which the Fund loaned $10,500,000 to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The loan bears interest at 16 1/2% per annum. Interest is payable monthly at the rate of 12% with the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3,500,000 on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund to purchase 105,000 shares of the Company's Common Stock at an exercise price of $4.12 per share. The warrant is exercisable until March 1, 2006.

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

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 7 - LONG-TERM DEBT (continued)

Mortgage Payable

Principal payments on long-term debt over the next five years and thereafter are as follows:

   1999                                          $   43,457
   2000                                          21,309,361
   2001                                             874,052
   Thereafter                                    10,500,000
                                                -----------
                                                $32,726,870
                                                ===========

The fair value of the long-term debt and capital leases approximates the recorded value based on borrowing rates currently available for loans with similar terms and maturities.

NOTE 8 - CAPITAL LEASES

There are various equipment and furniture and fixtures financed under capital leases. These leases have interest rates ranging from 6.7% to 11.5%. At June 30, 1998, the Company's future minimum lease payments under capital leases are as follows:

   1999                                        $   804,197
   2000                                            800,313
   2001                                            800,313
   2002                                            642,431
   2003                                            590,629
   Thereafter                                       91,701
                                               -----------
   Total minimum lease payments                  3,729,584
   Less: amount representing interest              962,530
                                               -----------
   Present value of minimum lease payments       2,767,054
   Less: current portion                           500,964
                                               -----------
   Long-term portion of capital leases         $ 2,266,090
                                               ===========

NOTE 9 - LEASE COMMITMENTS

The Company rents warehouse space and certain equipment under lease arrangements classified as operating leases. The lease for the production facilities in Manteca, which was renewed in December 1994, expires 10 years from the date of completion of construction of each segment of the facility with two five year renewal options. The Company also leases its Ogdensburg facility. The lease is for 5 years with three 5 year renewals at the Company's option. Rent expense was approximately $2,400,000, $922,000 and $922,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Future minimum rental payments under non-cancelable operating leases are: 1999 - $2,363,837; 2000 - $2,395,560; 2001
- $2,395,560; 2002 - $2,347,560; 2003 - $2,347,560 and thereafter - $4,432,250.

NOTE 10 - STOCKHOLDERS' EQUITY

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

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

In 1997, an additional 225,000 shares of Common Stock were sold pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,024,000.

Issuance of Preferred Stock

In August 1994 the Company completed a private placement of 500,000 shares of Series A convertible preferred stock (the "Preferred Stock") for gross proceeds of $1,500,000 or $3.00 per share. Each share of Preferred Stock was convertible into one share of common stock at any time prior to redemption at a conversion price of $3.00 per share. The Preferred Stock was redeemable at the Company's option any time after the first anniversary of the closing provided the daily average of the high and low price of the Company's common stock equals or exceeds $5 per share for 10 consecutive days. Quarterly dividends were payable in cash at an annual dividend rate of 10%.

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

In November 1995, the Company amended this 1991 Stock Option Plan (the "Plan") to increase the maximum number of shares as to which options may be granted under the Plan from 450,000 to 900,000. Stock option transactions under the Plan are summarized as follows:

                                         1991               Weighted Average
                                        Plan (#)            Exercise Price ($)
                                        --------            ------------------
Outstanding at June 30, 1995             249,000                  $3.26
    Granted                              105,000                  $4.55
    Exercised                                 --
    Forfeited                             (8,000)                 $3.06
                                        --------
Outstanding at June 30, 1996             346,000                  $3.66
    Granted                              176,000                  $3.84
    Exercised                            (13,500)                 $3.08
    Forfeited                                 --
                                        --------
Outstanding at June 30, 1997             508,500                  $3.73
    Granted                              243,000                  $3.25
    Exercised                                 --                     --
    Forfeited                                 --                     --
                                        --------
Outstanding at June 30, 1998             751,500                  $3.58
                                        ========                  =====

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

Stock Option Plan (continued)

                                                   # shares
Options exercisable at June 30, 1998                356,000            $3.61

Weighted - average fair value of
    options granted during fiscal 1996              105,000            $2.35

Weighted - average fair value of
    options granted during fiscal 1997              176,000            $2.21

Weighted - average fair value of
    options granted during fiscal 1998              243,000            $1.22

The following table summarizes information about stock options outstanding at June 30, 1998:


                                  Options Outstanding                                          Options Exercisable

                               Number of             Weighted-              Weighted-                              Weighted-
      Range of                  Options              Average                Average            Number              Average
      Exercise                Outstanding          Remaining Con-           Exercise         Exercisable           Exercise
     Prices ($)                 at 6/30/98          tractual Life           Price ($)         at 6/30/98           price ($)
-----------------------------------------------------------------------------------------------------------------------------
    2.50 to 4.00                631,500               8.0 years                3.37            227,778                3.32

    4.00 to 5.63                120,000               7.3 years                4.65             78,334                4.64
-----------------------------------------------------------------------------------------------------------------------------
    2.50 to 5.63                751,500               7.9 years                3.58            356,112                3.61
=============================================================================================================================


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

                                                                        June 30,
                                                     ---------------------------------------------
                                                        1998               1997            1996
                                                        ----               ----            ----
Net earnings, before extraordinary item
   - as reported                                     $2,416,883          $120,781       $1,409,285
Net earnings, before extraordinary item
   - pro forma                                        2,105,023           (25,500)       1,344,770
Basic earnings per share, before extra-
   ordinary item - as reported                              .53               .03              .46
Basic earnings per share, before extra-
   ordinary item - pro forma                                .46              (.01)             .43
Diluted earnings per share, before extra-
   ordinary item - as reported                              .51               .02              .40
Diluted earnings per share, before extra-
   ordinary item - pro forma                                .44              (.01)             .37

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

Stock Option Plan (continued)

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 35% in 1996 and 1997 and 46% in 1998, risk free interest rate of 5.9% in 1996 and 6.7% in 1997 and 5.8% in 1998; expected lives of 10 years; and no dividend yield.

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

As of June 30, 1994 and 1993, a total of 260,000 and 175,000 warrants, respectively, have been issued to unaffiliated parties at exercise prices ranging from $3.00 to $5.08 per share. At June 30, 1998, these warrants are exercisable at prices ranging from $3.00 to $5.08 per share.

As discussed in Note 7, the Company granted warrants in March 1998, to purchase 105,000 shares of common stock exercisable at $4.12 per share through March 2006.

NOTE 11 - EARNINGS PER SHARE

Basic and diluted earnings per share for each of the three years ended June 30, 1998, 1997 and 1996 are calculated as follows:

                                                         Net Income             Shares            Per share
                                                        (Numerator)          (Denominator)          Amount
                                                -----------------------------------------------------------
For the year ended June 30, 1998:
   Basic earnings per share                             $1,406,882             4,562,800             .31
   Effect of assumed conversion of                              --               182,119             .01
     employee stock options
                                                -----------------------------------------------------------
   Diluted earnings per share                           $1,406,882             4,744,919             .30
                                                ===========================================================
For the year ended June 30, 1997:
   Basic earnings per share                               $120,781             4,552,146             .03
   Effect of assumed conversion of                              --               487,849             .01
     employee stock options and warrants
                                                -----------------------------------------------------------
   Diluted earnings per share                             $120,781             5,039,995             .02
                                                ===========================================================
For the year ended June 30, 1996 (pro forma):
     Basic earnings per share                           $1,263,035             2,768,100             .46
     Effect of assumed conversion of                            --               427,258             .06
       employee stock options and
       warrants
                                                -----------------------------------------------------------
     Diluted earnings per share                         $1,263,035             3,195,358             .40
                                                ===========================================================

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


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

The earnings per share computation for the year ended June 30, 1997 was based upon 4,300,193 shares outstanding at the beginning of the year, plus a proration 225,000 shares arising from the issuance of common stock issued upon exercise of the underwriters over allotment option in the Company's secondary public offering. This circulation does not include 287,000 options because the effect is anti-dilutive.

The earnings per share computation for the year ended June 30, 1998 was based upon 4,562,800 shares outstanding during the year. Other common stock equivalents were excluded from the calculation since they were anti-dilutive. This calculation does not include 569,400 options because the effect is anti-dulutive.

NOTE 12 - CONCENTRATION OF CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers concentrations of credit risk are very limited. The Company also provides a reserve for bad debts for accounts receivable where there is a possibility for loss.

The Company maintains demand deposits with major banks. At June 30, 1998 and 1997, all of the Company's cash was held in one major bank.

NOTE 13 - MAJOR CUSTOMERS

During the fiscal year ended June 30, 1998, the Company had sales to a major customer of approximately $19,600,000, representing approximately 18% of net sales. At June 30, 1998, three customers represented 33%, 17% and 14% of accounts receivable.

During the fiscal year ended June 30, 1997, the Company had sales to two major customers of approximately $12,125,000 and $9,099,000 representing approximately 14% and 10% of net sales, respectively. At June 30, 1997, one customer represented 19% of accounts receivable, no other customers exceeded 10%.

During the fiscal year ended June 30, 1996, the Company had sales to two major customers of approximately $8,394,000 and $7,982,000 representing approximately 13% and 12% of net sales, respectively.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   =========================================================================


NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the 1998, 1997 and 1996 fiscal years (in thousands of dollars except per share data):


                                                First              Second                Third              Fourth
1998                                           Quarter             Quarter              Quarter            Quarter
-------------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 25,156           $ 26,113            $ 26,407           $ 30,464

Gross profit                                      4,272              4,471               4,725              5,277

Income from operations                            1,450              1,657               1,830              2,147

Earnings before extraordinary                       478                610                 635                694
   item

Extraordinary item, net                              --               (1,011)               --                 --

Net earnings                                        478               (401)                635                694

Net earnings per share before                       .10                .13                 .14                .16
   extraordinary item

Extraordinary item                                   --               (.22)               --                 --

Net earnings per share                              .10               (.09)                .14                .16

1997
-------------------------------------------------------------------------------------------------------------------------
Net sales                                        21,922             22,307              21,786             22,296

Gross profit                                      3,945              3,724               3,971              3,408

Income from operations (Note 5)                   1,053              1,815               1,298               (474)

Net earnings                                        308                417                 388               (992)

Net earnings per share                              .06                .08                 .08               (.20)
=========================================================================================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Suprema Specialties, Inc. and Subsidiaries
Paterson, New Jersey

The audits referred to in our report dated August 12, 1998 relating to the consolidated financial statements of Suprema Specialties, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the June 30, 1998, 1997 and 1996 financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                              BDO Seidman, LLP


Woodbridge, New Jersey

August 12, 1998

                                                                                                             Schedule II
SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998





                                Balance @            Charged to         Charged to                      Balance @
                               Beginning of          Costs and            Other         Deductions        End of
        Description              Period              Expenses (1)        Accounts           (2)           Period
YEAR ENDED JUNE 30, 1996
   Accounts receivable
      allowance                   $380,290             $128,000         $   --            $   --          $508,290
                                  ========             ========         ========          ========        ========


YEAR ENDED JUNE 30, 1997
  Accounts receivable
    allowance                      508,290                   --             --              38,000         470,290
                                  ========             ========         ========           ========       ========

YEAR ENDED JUNE 30, 1998
   Accounts receivable
      allowance                   $470,290               $   --         $   --             $   --         $470,290
                                  ========             ========         ========           ========       ========


(1)  To increase accounts receivable allowance.

(2)  Uncollectible accounts written off, net of recoveries.