Form 10-K/A
period 1998-06-30
SUPREMA SPECIALTIES INC
filed 1998-10-23
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                                     0-19263
                              (Commission File No.)

                            SUPREMA SPECIALTIES, INC.
             (Exact name of registrant as specified in its charter)


         New York                                        11-2662625
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                510 East 35th Street, Paterson, New Jersey 07543
           (Address of principal executive offices including zip code)

Registrant's Telephone Number, including area code:  (973) 684-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value;
                              Share Purchase Rights
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of October 9, 1998 was approximately $12,197,000.

As of October 9, 1998, there were 4,561,894 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference: None

                                    PART III


Item 10. Directors and Executive Officers of the Company

     The current directors and executive officers of the Company are follows:


    Name                     Age                        Position
    ----                     ---                        --------

Mark Cocchiola               42                  Chairman of the Board, Chief
                                                 Executive Officer and President

Paul Lauriero                47                  Executive Vice President
                                                 and Director

Steven Venechanos            39                  Chief Financial Officer
                                                 and Secretary

Thomas Egan                  57                  Senior Vice President

Anthony Distinti             79                  Vice President

Marco Cocchiola              74                  Director

Dr. Rudolph Acosta, Jr.      43                  Director

Paul DeSocio                 56                  Director

William C. Gascoigne         45                  Director


     Mark Cocchiola has been President and a director of the Company since its inception in 1983 and Chairman of the Board and Chief Executive Officer since February 1991. Mark Cocchiola is the son of Marco Cocchiola.

     Paul Lauriero has been a director of the Company since its inception in 1983 and Executive Vice President since February 1991. Mr. Lauriero was employed by the Company in various capacities from its inception in 1983. Mr. Lauriero is the brother-in-law of Mark Cocchiola.

     Steven Venechanos has been employed by the Company since April 1994 and became Chief Financial Officer and Secretary of the Company in April 1995. From June 1990 until joining the Company, he was employed in a variety of positions at Breed Technologies, a manufacturer of airbag sensors.

     Thomas Egan has been Vice President of the Company since May 1993 and Senior Vice President since June 1995. From May 1992 through May 1993, he was Sales Manager of Blue Ridge Farms, a salad manufacturer. From October 1990 through May 1992, Mr. Egan was President of TEF Sales Corp., a sales and marketing consulting firm specializing in the cheese importing business.

     Anthony Distinti has been Vice President of the Company since November 1997. Mr. Distinti who has been an independent business consultant for more than the past five years, has been employed in the food industry most of his life in various capacities. He has more than forty years experience in human resources.

     Marco Cocchiola has been a director of the Company since February 1991 and Operations Manager since the Company's inception in 1983. Mr. Cocchiola was Secretary of the Company from February 1991 to June 1993. Marco Cocchiola is the father of Mark Cocchiola.

     Rudolph Acosta, Jr., M.D. has been a director of the Company since August 1993. He has been engaged in the private practice of medicine since August 1986.

     Paul DeSocio has been a director of the Company since August 1993. He has been the President and a director of Autoprod, Inc., a manufacturer of food packaging machinery since May 1989. From 1980 through May 1989, Mr. DeSocio was a Vice President of Autoprod, Inc.

     William C. Gascoigne has been a director of the Company since November 1996. He has served as a Vice President of Summit Bank since January 1989. From November 1983 through January 1989, Mr. Gascoigne was a Vice President of First Fidelity Bank.

     The Company's directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified.

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Section 16(a) Beneficial Ownership Reporting Compliance

     During the fiscal year ended June 30, 1998 the Company believes that all transactions required to be reported by its executive officers or directors on either Form 4 or Form 5 were reported except that Messrs. Mark Cocchiola, Lauriero, and Egan failed to timely report the stock options granted to them under the Company's 1991 Stock Option Plan and the repricing of certain options in January 1998 and Mr. Venechanos failed to timely report stock options granted to him under the Company's 1991 Stock Option Plan in September 1997 and January 1998 and the repricing of certain options in January 1998. In addition, Mr. Distinti failed to timely file a Form 3 upon becoming an executive officer of the Company in November 1997 and failed to timely report the grant of stock options to him in January 1998.

Item 11. Executive Compensation

     The following table discloses for the fiscal years ended June 30, 1998, 1997 and 1996, compensation awarded during such fiscal years to Mark Cocchiola, the Company's Chief Executive Officer, Paul Lauriero, the Company's Executive Vice President, Thomas Egan, the Company's Senior Vice President and Steven Venechanos, the Company's Chief Financial Officer (the "Named Executives"), who are the only executive officers of the Company whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 1998 ("fiscal 1998").


                                           Summary Compensation Table

                                                     Annual Compensation            Long Term Compensation
                                                 ----------------------------       ----------------------

                                                                                          Securities            All Other
  Name and Principal                                                                      Underlying          Compensation
     Position                        Year        Salary ($)         Bonus ($)             Options (#)             ($)*
--------------------                 ----        ----------         ---------             -----------         ------------
Mark Cocchiola,                      1998          250,000          175,852               175,000(1)             17,674
  Chairman of the Board,             1997          250,000           87,711                50,000                17,743
  Chief Executive                    1996          250,000               --                50,000                17,742
  Officer, and
  President

Paul Lauriero                        1998          250,000          175,852               155,000(2)             17,674
  Executive Vice                     1997          250,000           87,711                50,000                17,743
  President                          1996          250,000               --                30,000                17,742

Thomas Egan                          1998          125,000               --                55,000(3)              6,600
  Senior Vice                        1997          105,769               --                25,000                 6,600
  President                          1996          100,000               --                     0                 6,600

Steven Venechanos                    1998          101,250               --               100,000(4)              6,000
  Chief Financial Officer            1997           86,729               --                50,000                22,153
  and Secretary                      1996           77,499               --                25,000                 6,000


----------
(1) Includes a total of 100,000 options that were previously granted in the fiscal years ended June 30, 1996 and 1997 and were repriced in fiscal 1998.

(2) Includes a total of 80,000 options that were previously granted in the fiscal years ended June 30, 1996 and 1997 and were repriced in fiscal 1998.

(3) Includes a total of 30,000 options that were previously granted in the fiscal years ended June 30, 1994 and 1997 and were repriced in fiscal 1998.

(4) Includes a total of 50,000 options that were previously granted in the fiscal years ended June 30, 1996 and 1997 and were repriced in fiscal 1998.


----------
* Consists of automobile allowance, medical insurance premium reimbursement and compensation paid in lieu of vacation.

     The following table discloses information concerning options granted in fiscal 1998 to the Named Executives.

                                           Option Grants in Fiscal Year Ended June 30, 1998

                                               Individual Grants
                      --------------------------------------------------------------

                      Number of
                      Securities         Percent of                                                 Potential Realizable
                      Underlying       Total Options                                              Value at Assumed Annual
                       Options          Granted to          Exercise                               Rates of Stock Price
                       Granted         Employees in          Price       Expiration               Appreciation for Option
Name                   (#)(1)           Fiscal Year          ($/Sh)         Date                        Term (1)(2)
--------------        ----------       -------------        --------     ----------             --------------------------
                                                                                                5% ($)             10% ($)
                                                                                                ------             -------
Mark Cocchiola          75,000             13.2               3.25          1/20/03             67,344             148,812
                        50,000              8.8               3.25          3/18/02             36,600              79,152
                        50,000              8.8               3.25         11/28/00             24,360              50,936

Paul Lauriero           75,000             13.2               3.25          1/20/03             67,344             148,812
                        50,000              8.8               3.25          3/18/02             36,600              79,152
                        30,000              5.3               3.25         11/28/00             14,616              30,562

Thomas Egan             25,000              4.4               3.25          1/20/03             22,448              49,604
                        25,000              4.4               3.25          3/18/02             18,300              39,576
                         5,000              0.9               3.25          7/15/98                405                 810

Steven                  25,000              4.4               3.25          1/20/03             22,448              49,604
Venechanos              25,000              4.4               3.25          9/08/02             20,670              45,202
                        25,000              4.4               3.25          3/18/02             18,300              39,576
                        25,000              4.4               3.25         10/10/00             11,911              24,944


----------
1) The options granted to Messrs. Cocchiola and Lauriero were exercisable in full from the date of grant. The options granted to Mr. Egan and Mr. Venechanos vest in three annual installments commencing one year from the original date of grant of the options. The table includes 100,000, 80,000, 30,000 and 50,000 options that had been previously granted to Messrs. Mark Cocchiola, Lauriero, Egan and Venechanos, respectively, in prior fiscal years that were repriced on January 20, 1998 to $3.25 per share.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

     The following table sets forth information concerning the number of options owned by the Named Executives and the value of unexercised stock options held by the Named Executives as of June 30, 1998. No stock options were exercised by the Named Executives during fiscal 1998.

                                             Aggregate Year-End Option Values

                                                             Number of                        Value of
                                                       Securities Underlying                 Unexercised
                                                            Unexercised                      In-the-Money
                                                            Options at                       Options at
                                                           June 30, 1998                 June 30, 1998($)(1)
                  Shares                              -----------------------        ------------------------------
                  Acquired on      Value Rea-         Exerci-         Unexer-        Exerci-              Unexer-
Name              Exercise (#)     lized ($)          sable           cisable        sable                cisable
----              ------------     ----------         -------         -------        -------              --------
Mark                   --              --              225,000          --           122,000                --
 Cocchiola

Paul                   --              --              205,000          --           112,000                --
 Lauriero

Thomas Egan            --              --               23,333        41,667          17,667               20,834

Steve Venechanos       --              --               44,666        48,334          22,903               29,163

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on June 30, 1998 was $3.75 per share.

Employment Agreements

     Each of Mark Cocchiola and Paul Lauriero has entered into an employment agreement with the Company that currently expires in April 1999. Each agreement provides for the full-time employment of the executive at an annual salary of $250,000, subject to adjustment for cost of living increases, and an annual bonus equal to 5% of the Company's pre-tax profits in excess of $650,000. Messrs. Mark Cocchiola and Lauriero waived their rights to annual bonuses in the fiscal year ended June 30, 1996, received bonuses of $87,711 each in fiscal 1997 and received bonuses of $175,852 each in fiscal 1998. Each agreement provides that the executive will not compete with the Company during the term of his employment and for a period of one year following termination thereof by either the Company or the executive for any reason. Each of the agreements also provides that if employment of the executive is terminated under certain circumstances, including a "change of control," he will be entitled to receive severance pay equal to the higher of (i) $150,000 ($450,000 in the event of a change of control) or (ii) the total compensation paid to him by the Company during the 12 month period (36 month period in the event of a change of control) prior to the date of termination.

Compensation of Directors

     Non-employee directors receive compensation in the amount of $500 for each meeting attended in person and $250 for each meeting attended by telephone conference call for serving on the Board of Directors. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board meetings.

     In addition, under the Company's 1991 Stock Option Plan (the "Plan"), non-employee directors (other than directors who become members of a stock option committee appointed by the Board of Directors pursuant to the Plan) are eligible to be granted nonqualified stock options ("NSOs"). The Board of Directors, or the stock option committee (the "Committee"), if one is appointed by the Board, has discretion to determine the number of shares subject to each NSO (subject to the number of shares available for grant under the Plan), the exercise price thereof (provided such price is not less than 100% of the fair market value of the underlying shares on the date of grant), the term thereof (but not in excess of 10 years from the date of grant) and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees (and are not members of the Committee) are eligible to be granted incentive stock options ("ISOs") and NSOs under the Plan. The Board or the Committee has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any year, is limited by the terms of the Plan and the Internal Revenue Code of 1986, as amended.

Compensation Committee Interlocks and
Insider Participation In Compensation Decisions

     In June 1998 the Company established a Compensation Committee that is currently composed of Dr. Rudolph Acosta and Mr. Paul Desocio. The function of the Compensation Committee is to evaluate and determine the compensation of the Company's executive officers pursuant to recommendations made by Mark Cocchiola, the Company's Chief Executive Officer. During fiscal 1998, prior to the appointment of the Compensation Committee, Mr. Mark Cocchiola and Mr. Paul Lauriero, the Company's Executive Vice President, participated in the Board of Directors deliberations concerning compensation of executive officers for the Company's fiscal year ended June 30, 1998. During fiscal 1998, none of the executive officers of the Company served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 9, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Named Executives, (iii) each of the Company's directors and (iv) all executive officers and directors as a group:


                                  Amount and Nature             Percentage of
Name and Address of                 of Beneficial                Outstanding
Beneficial Owner(1)                  Ownership(2)               Shares Owned(3)
-------------------               -----------------             ----------------

Mark Cocchiola                       844,302(4)                      17.6%

Paul Lauriero                        525,619(5)                      11.0

Marco Cocchiola                       90,079(6)                       1.9

Thomas Egan                           23,333(7)                         *

Steve Venechanos                      44,666(8)                       1.0

Dr. Rudolph Acosta                     3,000(9)                         *

Paul DeSocio                              --                           --

William C. Gascoigne                      --                           --

Dimensional Fund
 Advisors Inc.                       262,000(10)                      5.7

All executive officers
and directors as a group
(nine persons)                    1,530,999(4)(5)(6)                29.8
                                            (7)(8)(9)

----------
*    Less than one percent.

(1) Unless otherwise noted, the address of each beneficial owner is in care of the Company.

(2) Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Calculated based on 4,561,894 shares of Common Stock outstanding at October 9, 1998. The applicable percentage is based on options to purchase Common Stock which are currently exercisable or become exercisable within 60 days of such date.

(4) Includes (i) exercisable options to purchase 230,000 shares(of which 5,000 options are owned by Mr Cocchiola's wife) and (ii) 6,000 shares held of record by Mr. Cocchiola's wife.

(5) Includes (i) exercisable options to purchase 205,000 shares, (ii) 22,539 shares held of record by Mr. Lauriero's wife, and (iii) 45,079 shares held of record by Mr. Lauriero's children.

(6)  Includes exercisable options to purchase 80,000 shares.

(7)  Represents exercisable options to purchase 23,333 shares.

(8)  Represents exercisable options to purchase 44,666 shares.

(9) Does not include 800 shares owned by Dr. Acosta's children, with respect to which Dr. Acosta disclaims any beneficial interest.

(10) According to a Schedule 13G filed by Dimensional Fund Advisors Inc. with the Securities and Exchange Commission, the shares are owned by advisory clients of Dimensional Fund Advisors Inc., an investment advisor. In the
     Schedule 13G, Dimensional Fund Advisors disclaims beneficial ownership of such securities. The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

Item 13. Certain Relationships and Related Transactions

     Not Applicable

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SUPREMA SPECIALTIES, INC.


                                                   By: /s/ Mark Cocchiola
                                                       -------------------------
                                                       Mark Cocchiola, President

Dated: October 12, 1998