Form 10-Q
period 1998-09-30
SUPREMA SPECIALTIES INC
filed 1998-11-05
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ______________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of November 2, 1998 there were 4,556,440 outstanding shares of the issuer's Common Stock, $.01 par value.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                                      INDEX



                                                                        Page No.
                                                                        --------



PART I.               FINANCIAL INFORMATION

         ITEM 1.      Financial Statements

                        Consolidated Balance Sheets as of                  3
                        September 30, 1998 and June 30, 1998

                        Consolidated Statements of Earnings                4
                        For The Three Month Periods Ended
                        September 30, 1998 and 1997

                        Consolidated Statements of Cash Flows              5
                        For the Three Month Periods Ended
                        September 30, 1998 and 1997

                        Notes to Consolidated Financial                    6
                        Statements


         ITEM 2.      Management's Discussion and Analysis of              9
                        Financial Condition and Results of
                        Operations


PART II.              OTHER INFORMATION

         ITEM 6.      Exhibits and Reports on Form 8-K                    11



Signatures                                                                12


                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                   Sept. 30,                  June 30,
                                                                     1998                       1998
                                                                 ------------              ------------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                           $    332,539              $    489,890
  Accounts receivable, net of allowances
    of $407,290 at Sept. 30, 1998 and
    $407,290 at June 30, 1998                                      25,186,167                23,239,810
  Inventories                                                      31,022,490                28,511,930
  Prepaid expenses and other current assets                         1,206,236                   688,117
  Deferred income taxes                                               188,000                   188,000
                                                                 ------------              ------------

      Total current assets                                         57,935,432                53,117,747

PROPERTY AND EQUIPMENT, NET                                         7,059,340                 6,999,695

OTHER ASSETS                                                        1,627,571                 1,728,616
                                                                 ------------              ------------

                                                                 $ 66,622,343              $ 61,846,058
                                                                 ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  7,858,553              $  7,469,422
  Current portion of long-term obligations                            512,959                   500,964
  Mortgage payable - current                                           44,402                    43,457
  Income taxes payable                                                645,777                   245,498
  Accrued expenses and other current
    liabilities                                                     1,860,414                 1,467,034
                                                                 ------------              ------------

      Total current liabilities                                    10,922,105                 9,726,375

DEFERRED INCOME TAXES                                                 475,340                   475,340

REVOLVING CREDIT LOAN                                              24,185,334                21,262,000

SUBORDINATED DEBT                                                  10,500,000                10,500,000

LONG-TERM CAPITAL LEASES                                            2,133,599                 2,266,090

MORTGAGE PAYABLE                                                      909,952                   921,413
                                                                 ------------              ------------
                                                                   49,126,330                45,151,218
                                                                 ------------              ------------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 10,000,000
    shares authorized, 4,558,300 and 4,562,800
    issued and outstanding at Sept. 30, 1998
    and June 30, 1998, respectively                                    45,628                    45,628
  Additional paid-in capital                                       11,243,347                11,243,347
  Retained earnings                                                 6,220,901                 5,405,865
                                                                 ------------              ------------
                                                                   17,509,876                16,694,840
 Less: 4,500 shares treasury
       stock at cost                                                  (13,863)                     --
                                                                 ------------              ------------
         TOTAL STOCKHOLDERS' EQUITY                                17,496,013                16,694,840
                                                                 ------------              ------------
                                                                 $ 66,622,343              $ 61,846,058
                                                                 ============              ============


                See notes to consolidated financial statements.


                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                              Three Months Ended
                                                                                  September 30,
                                                                    ---------------------------------------
                                                                         1998                      1997
                                                                    ------------               ------------

NET SALES                                                           $ 35,898,828               $ 25,156,440

COST OF SALES                                                         29,773,379                 20,884,249
                                                                    ------------               ------------

 GROSS MARGIN                                                          6,125,449                  4,272,191
                                                                    ------------               ------------

EXPENSES:
  Selling and shipping expenses                                        2,913,963                  2,159,085
  General and administrative expenses                                    792,900                    662,804
                                                                    ------------               ------------
                                                                       3,706,863                  2,821,889
                                                                    ------------               ------------

INCOME FROM OPERATIONS                                                 2,418,586                  1,450,302

OTHER INCOME (EXPENSE)
  Interest expense, net                                               (1,036,550)                  (640,153)
  Other                                                                       --                         --
                                                                    ------------               ------------
                                                                      (1,036,550)                  (640,153)

EARNINGS BEFORE INCOME TAXES                                           1,382,036                    810,149

INCOME TAXES                                                             567,000                    332,000
                                                                    ------------               ------------

NET EARNINGS                                                             815,036                    478,149
                                                                    ============               ============

EARNINGS PER SHARE OF COMMON STOCK:

    BASIC EARNINGS PER SHARE                                        $        .18               $        .10
                                                                    ============               ============

    DILUTED EARNINGS PER SHARE                                      $        .17               $        .10
                                                                    ============               ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                          4,561,514                  4,562,800
                                                                    ============               ============

    DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                        4,683,897                  4,986,435
                                                                    ============               ============

                See notes to consolidated financial statements.


                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                      --------------------------------------
                                                                          1998                      1997
                                                                      ------------              ------------

INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                                      $    815,036              $    478,149
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                        133,721                   119,449
      Provision for doubtful accounts                                           --                        --

      (Increase) decrease in assets:
        Accounts receivable                                             (1,946,357)               (4,157,704)
        Inventories                                                     (2,510,560)                  735,952
        Prepaid expenses and other
          current assets                                                  (518,119)                 (595,498)
       Prepaid Income Taxes                                                     --                   328,411
          Other assets                                                     101,045                   146,078
      Increase (decrease) in liabilities:
        Accounts payable                                                   389,131                   751,200
        Income taxes payable                                               400,279                        --
        Accrued expenses and other current
          liabilities                                                      393,380                    77,522
        Deferred income taxes                                                   --                        --
                                                                      ------------              ------------
        Net cash used in operating
          activities                                                    (2,742,444)               (2,116,441)
                                                                      ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                                                (193,366)                 (273,924)
  Purchase of treasury stock                                               (13,863)                       --
                                                                      ------------              ------------

         Net cash used in investing
          activities                                                      (207,229)                 (273,924)
                                                                      ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                                 $ 11,557,334              $  6,939,981
  Principal payments of revolving credit loan                           (8,634,000)               (4,513,000)
  Principal payments of capital leases                                    (120,496)                  (99,912)
  Principal payments of mortgage                                           (10,516)                   (9,649)
                                                                      ------------              ------------

        Net cash provided by financing
          activities                                                     2,792,322                 2,317,420
                                                                      ------------              ------------

NET DECREASE IN CASH                                                      (157,351)                  (72,945)

CASH, BEGINNING OF PERIOD                                                  489,890                   480,225
                                                                      ------------              ------------

CASH, END OF PERIOD                                                   $    332,539              $    407,280
                                                                      ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
    Interest                                                          $    917,550              $    640,154
                                                                      ============              ============

    Income Taxes                                                      $         --              $         --
                                                                      ============              ============

  Noncash investing and financing transactions:
   Purchase of property and equipment through
    capital leases                                                    $         --              $    150,000
                                                                      ============              ============

                See notes to consolidated financial statements.

                    SUPREMA SPECIALTIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION

     The unaudited consolidated balance sheet as of September 30, 1998, the unaudited consolidated statements of earnings for the three month periods ended September 30, 1998 and 1997, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and 1997 and for the three month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this quarterly financial statement. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended June 30, 1998.

     The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                  September 30, 1998               June 30, 1998
                                  ------------------               -------------

         Finished goods              $25,236,103                     $24,046,053
         Raw materials                 4,964,555                       3,640,655
         Packaging                       821,832                         825,222
                                     -----------                     -----------

                                     $31,022,490                     $28,511,930
                                     ===========                     ===========

3.   SUBORDINATED DEBT FACILITY

     In October 1995, the Company entered into a Loan and Security Agreement (the "1995 Loan Agreement") with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A. pursuant to which the Fund loaned $5,000,000 to the Company. In connection with the execution and delivery of the 1995 Loan Agreement, the Company delivered a warrant to the Fund exercisable for nominal additional consideration to purchase up to 354,990 shares of the Company's Common Stock. After October 1, 2000, or upon the occurrence of certain other rights, the Fund had the right to put the warrant to the Company on a formula basis. The warrant was recorded at its relative fair value at date of issue, $1,100,000. The corresponding debt discount was being amortized over the life of the loan on the interest rate method. At June 30, 1997, the value of the put option was approximately $1,171,000.

     In October 1997, the Company entered into an agreement with Fleet Bank, pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds from such financing was used to retire $5.0 million of subordinated debt with the Fund and repurchase from the Fund warrants to purchase 354,990 shares of the Company's Common Stock. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net, during the second quarter of fiscal year 1998. The extraordinary loss was comprised of the prepayment penalty of $1,279,000 and the write-off of deferred financing costs and debt discount of $494,000, net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

     In March, 1998, the Company entered into a Loan and Security Agreement (the "1998 Loan Agreement") with Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States ("Alliance") pursuant to which Alliance loaned $10,500,000 to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The Alliance loan bears interest at 16.5% with 12% interest payable currently and the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3,500,000 on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the 1998 Loan Agreement, the Company delivered a warrant to Alliance to purchase up to 150,000 shares of the Company's Common stock at an exercise price of $4.12 per share. The warrant is exercisable until March 1, 2006. Proceeds of the Alliance loan were used to retire the bridge loan facility agreement with Fleet Bank, N.A.

4.   EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with provisions of SFAS No. 128

     The earnings per share for the three month periods ended September 30, 1998 and 1997 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares for the three months ended September 30, 1998 is based upon the 4,562,800 shares outstanding at the beginning of the year less a proration of the 4,500 shares of treasury stock repurchased during the first quarter of fiscal year 1999. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three month period ended September 30, 1997 is based upon the 4,562,800 shares outstanding at the beginning of the year. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for the three month periods ended September 30, 1998 and September 30, 1997 are as follows:

                                                    Three months ended Sept. 30, 1998            Three months ended Sept. 30, 1997
                                                ----------------------------------------      --------------------------------------

                                                Net Income         Shares      Per Share      Net Income         Shares    Per Share
                                                ----------       ---------     ---------      ----------       ---------   ---------
Basic earnings per share                        $ 815,036        4,561,514        $.18        $ 478,149        4,562,800        $.10

Effect of assumed conversion
of warrants and employee
stock options                                                      122,383                                       423,635
                                                ---------        ---------        ----        ---------        ---------        ----
Diluted earnings per share                      $ 815,036        4,683,897        $.17        $ 478,149        4,986,435        $.10
                                                =========        =========        ====        =========        =========        ====

5.   TREASURY STOCK

     During the three months ended September 30, 1998, the Company in accordance with its stock repurchase plan, purchased 4,500 shares of its common stock at a cost of $13,863.

6.   SUBSEQUENT EVENTS

     On October 19, 1998, the bridges loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility was amended to temporarily increase the facility by $4 million, from $26 million to $30 million. The increase of the total commitment of Fleet Bank, N.A. commenced on October 19, 1998 and expires December 31, 1998.
     Thereafter, the commitment for the revolving credit facility is $26 million.

     Subsequent to September 30, 1998, the Company repurchased an additional 1,860 of its common stock at a cost of approximately $7,157.

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

Results of Operations - Three months ended September 30, 1998 vs. three months ended September 30, 1997.

Net sales for the three months ended September 30, 1998 were approximately $35,898,000 as compared to approximately $25,156,000 for the three months ended September 30, 1997, an increase of approximately $10,742,000 or 42.7%. This increase reflects an increase in the average selling price for cheese (as a result of the higher CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) and to a lesser extent, an increase in sales volume for food service products manufactured by the Company.

The Company's gross margin increased by approximately 1,853,000, from approximately $4,272,000 for the three months ended September 30, 1997 to approximately $6,125,000 for the three months ended September 30, 1998, primarily as a result of an increase in the average selling price of cheese as a result of the higher CME Block Cheddar Market, and to a lesser extent an increase in the Company's sales volume. The Company's gross margin as a percentage of sales increased slightly to 17.1% for the three months ended September 30, 1998 as compared to 17.0% for the three months ended September 30, 1997.

Selling and shipping expenses increased from approximately $2,159,000 during the three months ended September 30, 1997 to approximately $2,914,000 during the three months ended September 30, 1998, an increase of approximately $755,000. This increase was primarily due to an increase in advertising and promotional allowances, commission expenses, as well as shipping expenses. As a percentage of sales, selling and shipping expenses decreased to 8.1% for the three months ended September 30, 1998 as compared to 8.6% for the three month period ended September 30, 1997. This decrease is primarily due to the Company's increased revenue growth offset by the increase in expenses.

General and administrative expenses increased from approximately $663,000 during the three months ended September 30, 1997 to approximately $793,000 for the three months ended September 30, 1998, or an increase of approximately $130,000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses decreased from 2.6% during the three months ended September 30, 1997 to 2.2% for the three months ended September 30, 1998.

Net interest expense increased to approximately $1,037,000 for the three months ended September 30, 1998 as compared to approximately $640,000 for the three month period ended September 30, 1997, or an increase of approximately $397,000. The increase was the result of the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three months ended September 30, 1998 increased to $567,000 from $332,000 during the three months ended September 30, 1997. The increase is primarily a result of increased taxable income during the three months ended September 30, 1998.

Net earnings increased to approximately $815,000 in the three month period ended September 30, 1998 from approximately $478,000 during the three month period ended September 30, 1997, or approximately $337,000. The increase in net earnings is due to the increase in gross margin resulting from increased sales, partially offset by the increases in selling and shipping, general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At  September  30,  1998,  the  Company  had  working  capital of  approximately
$47,013,000, as compared with $43,391,000 at June 30, 1998, an increase of approximately $3,622,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales as well as an increase in pre-paid expenses and other current assets, partially offset by an increase in accounts payable, income taxes payable, and accrued expenses and other current liabilities.

The Company also typically finances equipment purchases through capital lease financing transactions. At September 30, 1998, the Company had obligations of approximately $2,647,000 under capital leases.

In March, 1996, the Company purchased its Paterson, New Jersey production facility which it previously had leased. At September 30, 1998, the Company had outstanding obligations of approximately $954,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a bank revolving credit facility that, in January 1998 was amended and increased the bank's potential commitment to $26 million through November 1999. In October 1998, the revolving credit facility was amended to include a temporary increase of the banks' total commitment by $4 million to $30 million. The increase commenced on October 19, 1998 and expires December 31, 1998. Thereafter, the commitment for the revolving credit facility is $26 million. The rate of interest on amounts borrowed under the revolving credit facility is the LIBOR plus 200 basis points. The revolving credit loan agreement expires on November 2, 1999. Advances under this facility are limited to 80% of eligible accounts receivable and 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of September 30, 1998, the Company is in compliance with these covenants. At September 30, 1998 the Company's total outstanding debt to the bank was $24,185,334.

Management believes that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities for the first quarter of Fiscal 1999 was approximately $2,742,000 as compared to $2,116,000 in the comparable period of Fiscal 1998. The use of cash in operations was primarily the result of increases in accounts receivable and inventory levels in support of the Company's increased sales and prepaid expenses and other current assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, increases in accounts payable, income taxes payable, and accrued expenses and other current liabilities. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the first quarter of fiscal 1999 was approximately $207,000, as compared with $274,000 in the first quarter of fiscal 1998. As a result, at September 30, 1998 the Company had cash of $332,539, as compared to $407,280 at September 30, 1997.

Year 2000 Issue

     The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues would not be material. The Company anticipates that all of its operating systems are Year 2000 compliant. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company. However, the Company has not determined whether its principal suppliers and customers are Year 2000 compliant. In the event any of the Company's principal suppliers and customers are not year 2000 compliant it may have a material adverse effect on the Company.

PART II.          OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

Exhibits

                  Exhibit 27 - Financial Data Schedule

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

                                                   SUPREMA SPECIALTIES, INC.
                                                   -------------------------
                                                         (registrant)


Date: November 3, 1998                   By: /s/ Mark Cocchiola
                                             --------------------------------
                                         Mark Cocchiola
                                         President & Chief Executive Officer

Date: November 3, 1998                   By: /s/ Steven Venechanos
                                             --------------------------------
                                         Steven Venechanos
                                         Chief Financial Officer & Secretary