Form 10-Q
period 1998-12-31
SUPREMA SPECIALTIES INC
filed 1999-02-12
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   _X_            No__

As of February 4, 1999 there were 4,521,830 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.



PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                   Consolidated Balance Sheets as of                        3
                   December 31, 1998 and June 30, 1998

                   Consolidated Statements of Earnings                      4
                   For The Three and Six Month Periods Ended
                   December 31, 1998 and 1997

                   Consolidated Statements of Cash Flows                    5
                   For the Six Month Periods Ended
                   December 31, 1998 and 1997

                   Notes to Consolidated Financial                          7
                   Statements

         ITEM 2. Management's Discussion and Analysis of                   10
                   Financial Condition and Results of
                   Operations

PART II OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                                 15

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      Dec. 31,        June 30,
                                                        1998            1998
                                                    ------------    ------------
                                                     (unaudited)
                                                    ------------
ASSETS

CURRENT ASSETS:
  Cash                                              $    506,642    $    489,890
  Accounts receivable, net of allowances
    of $407,290 at Dec. 31, 1998 and
    $407,290 at June 30, 1998                         30,226,169      23,239,810
  Inventories                                         32,716,590      28,511,930
  Prepaid expenses and other current assets              271,928         688,117
  Deferred income taxes                                  188,000         188,000
                                                    ------------    ------------
      Total current assets                            63,909,329      53,117,747

PROPERTY AND EQUIPMENT, NET                            7,500,403       6,999,695
OTHER ASSETS                                           2,241,211       1,728,616
                                                    ------------    ------------

                                                    $ 73,650,943    $ 61,846,058
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 12,524,370    $  7,469,422
  Current portion of long-term obligations               525,252         500,964
  Mortgage payable - short term                           45,367          43,457
  Income taxes payable                                 1,068,162         245,498
  Accrued expenses and other current
    liabilities                                          927,464       1,467,034
  Deferred income taxes                                       --              --
                                                    ------------    ------------
      Total current liabilities                       15,090,615       9,726,375

DEFERRED INCOME TAXES                                    475,340         475,340
REVOLVING CREDIT LOAN                                 26,320,599      21,262,000
SUBORDINATED DEBT                                     10,500,000      10,500,000
LONG-TERM CAPITAL LEASES                               1,997,702       2,266,090
MORTGAGE PAYABLE - LONG TERM                             898,241         921,413
                                                    ------------    ------------
                                                      55,282,497      45,151,218

STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 10,000,000
    shares  authorized, 4,562,800 and 4,562,800
    issued and outstanding at Dec 31, 1998
    and June 30, 1998                                     45,628          45,628
  Additional paid-in capital                          11,243,347      11,243,347
  Retained earnings                                    7,261,951       5,405,865
                                                    ------------    ------------
                                                      18,550,926      16,694,840
   Less: 39,970 shares treasury
         stock at cost                                  (182,480)             --

      TOTAL STOCKHOLDERS' EQUITY                      18,368,446      16,694,840
                                                    ------------    ------------
                                                    $ 73,650,943    $ 61,846,058
                                                    ============    ============

See notes to consolidated financial statements.

                                             SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                                             (unaudited)

                                       Three Months Ended                   Six Months Ended
                                          December 31,                         December 31,
                                 ------------------------------      ------------------------------
                                      1998              1997              1998              1997
                                      ----              ----              ----              ----
Net sales                        $ 45,652,119      $ 26,113,427      $ 81,550,947      $ 51,269,867

Cost of sales                      37,726,704        21,642,311        67,500,083        42,526,560
                                 ------------      ------------      ------------      ------------

    Gross margin                    7,925,415         4,471,116        14,050,864         8,743,307
                                 ------------      ------------      ------------      ------------
Expenses:
 Selling and shipping               3,928,240         2,071,651         6,842,203         4,230,736
 General and administrative         1,180,045           742,817         1,972,945         1,405,621
                                 ------------      ------------      ------------      ------------

                                    5,108,285         2,814,468         8,815,148         5,636,357
                                 ------------      ------------      ------------      ------------

Income from operations              2,817,130         1,656,648         5,235,716         3,106,950

Other income (expense)
  Interest expense, net            (1,053,080)         (605,715)       (2,089,630)       (1,245,868)
  Other                                  --                --                --                --
                                 ------------      ------------      ------------      ------------
                                   (1,053,080)         (605,715)       (2,089,630)       (1,245,868)
                                 ------------      ------------      ------------      ------------
Earnings Before Income Taxes
And Extraordinary Item              1,764,050         1,050,933         3,146,086         1,861,082

Income Taxes                          723,000           441,000         1,290,000           773,000
                                 ------------      ------------      ------------      ------------
Earnings Before
Extraordinary Item                  1,041,050           609,933         1,856,086         1,088,082

Extraordinary Loss On
Extinguishment Of Debt
(Net of Taxes)                           --          (1,011,001)             --          (1,011,001)

Net earnings                     $  1,041,050      $   (401,068)     $  1,856,086      $     77,081
                                 ============      ============      ============      ============

EARNINGS PER SHARE OF COMMON STOCK:
Basic earnings per share
 before extraordinary item                 $ .23          $ .13             $ .41            $ .24
                                           =====          =====             =====            =====
Basic earnings (loss) per share related
 to extraordinary item                        --           (.22)               --             (.22)
                                           =====          =====             =====            =====

Basic earnings (loss) per share              .23           (.09)              .41              .02
                                           =====          =====             =====            =====
Diluted Earnings per share
 before extraordinary item                   .21            .13               .39              .23
                                           =====          =====             =====            =====
Diluted earnings (loss) per share related
 to extraordinary item                        --           (.22)               --             (.22)
                                           =====          =====             =====            =====

Diluted earnings (loss) per share            .21           (.09)              .39              .01
                                           =====          =====             =====            =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
          Basic                       4,543,257         4,562,800         4,552,385         4,562,800
          Diluted                     4,923,816         4,650,981         4,803,857         4,817,441
                                      =========         =========         =========         =========

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                    ----------------------------
                                                        1998            1997
                                                    -----------     -----------
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                    $ 1,856,086     $    77,081
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Loss on extinguishment of debt                                  1,011,001
      Depreciation and amortization                     282,257         241,154
      Provision for doubtful accounts                        --              --
      (Increase) decrease in assets:
        Accounts receivable                          (6,986,359)     (5,824,400)
        Inventories                                  (4,204,660)     (1,119,635)
        Prepaid expenses and other
          current assets                                416,189        (547,174)
        Prepaid Income Taxes                                 --        (202,722)
        Other assets                                   (512,595)        218,067
      Increase (decrease) in liabilities:
        Accounts payable                              5,054,948         (54,387)
        Income taxes payable                            822,664              --
        Accrued expenses and other current
          liabilities                                  (539,570)         99,930
        Deferred income taxes                                --         244,743
                                                    -----------     -----------
        Net cash used in operating
          activities                                 (3,811,040)     (5,856,342)
                                                    -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                             (782,965)       (415,106)
  Purchase of treasury stock                           (182,480)             --
                                                    -----------     -----------
         Net cash used in investing
          activities                                   (965,445)       (415,106)
                                                    -----------     -----------


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                          Six Months Ended
                                                            December 31,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan              $ 20,897,599    $ 12,985,981
  Principal payments of revolving credit loan       (15,839,000)     (9,805,361)
  Principal payments of capital leases                 (244,100)       (204,477)
  Principal payments of mortgage                        (21,262)        (19,510)
  Proceeds from bridge loan financing                        --       8,825,000
  Payment of subordinated debt                       (5,578,639)
          Net cash provided by financing
          activities                                  4,793,237       6,202,994
                                                   ------------    ------------
NET (DECREASE) INCREASE IN CASH                          16,752         (68,454)

CASH, BEGINNING OF PERIOD                               489,890         480,225
                                                   ------------    ------------
CASH, END OF PERIOD                                $    506,642    $    411,771
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                       $  1,742,065    $    605,714
                                                   ============    ============
    Income Taxes                                   $    475,337    $     12,500
                                                   ============    ============
  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                               $         --    $    150,000
                                                   ============    ============


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The unaudited balance sheet as of December 31, 1998, the unaudited consolidated statements of earnings for the three and six month periods ended December 31, 1998 and 1997 and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and 1997 and for the three and six month periods presented, have been included.

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

     The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                   Dec. 31, 1998        June 30, 1998
                                   -------------        -------------

            Finished goods          $26,264,142          $24,046,053
            Raw materials             5,584,471            3,640,655
            Packaging                   867,977              825,222
                                    -----------          -----------

                                    $32,716,590          $28,511,930
                                    ===========          ===========

3.   SUBORDINATED DEBT FACILITY

     In October 1995, the Company entered into a Loan and Security Agreement (the "1995 Loan Agreement") with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A. pursuant to which the fund loaned $5.0 million to the Company. In connection with the execution and delivery of the 1995 Loan Agreement, the Company delivered a warrant to the Fund exercisable for nominal additional consideration to purchase 354,990 shares of the Company's Common Stock. After October 1, 2000, or upon the occurrence of certain other rights, the fund had the right to put the warrant to the Company on a formula basis. The Warrant was recorded at its relative fair value at date of issue, $1.1 million. The corresponding debt discount was being amortized over the life of the loan on the interest rate method. At June 30, 1997, the value of the put option was approximately $1,171,000.

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million ($5.6 million during the second quarter and $1.1 million during the third quarter of fiscal year 1998) of the proceeds from such financing was used to retire $5.0 million of subordinated debt with the Fund and repurchase from the Fund warrants to purchase 354,990 shares of the Company's Common Stock. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net, during the second quarter of fiscal year 1998. The extraordinary loss was comprised of the prepayment penalty of $1,279,000 and the write-off of deferred financing costs and debt discount of $494,000, net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

     In March, 1998, the Company entered into a Loan and Security Agreement, (the "1998 Loan Agreement") with Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States ("Alliance") pursuant to which Alliance loaned $10.5 million to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The loan bears interest at 16.5% with 12% interest payable currently and the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3.5 million on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the 1998 Loan Agreement, the Company delivered a warrant to Alliance to purchase up to 105,000 shares of the Company's Common Stock at an exercise price of $4.12 per share. The warrant is exercisable until March 1, 2006. Proceeds of the Alliance loan were used to retire the bridge loan facility agreement with Fleet Bank, N.A.

4.   LONG-TERM REVOLVING CREDIT LOAN

     In December 1998, the loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility (the "Facility") was amended to increase the Facility from $30 million to $35 million. The commitment for the revolving credit facility is through November 2000. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 200 basis points. The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility Agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. Advances under the Facility are limited to 80% of eligible accounts receivable, 40% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of December 31, 1998 the Company believes that it is in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are, and are required to be used for working capital purposes.

5.   TREASURY STOCK

     During the six months ended December 31, 1998, the Company in accordance with its stock repurchase plan, purchased 38,970 shares of its common stock at a cost of approximately $182,480.

6.   EARNINGS PER SHARE

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

     The earnings per share for the three and six month periods ended December 31, 1998 and 1997 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares for the three and six month periods ended December 31, 1998 is based upon the 4,562,800 shares outstanding at the beginning of the year less a proration of the 38,970 shares of treasury stock repurchased during the six months ended December 31, 1998. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three and six month periods ended December 31, 1997 is based upon the 4,562,800 shares outstanding at the beginning of the year. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for three and six months ended December 31, 1998 and 1997 are calculated as follows:

                                                  Three months ended Dec. 31, 1998              Three months ended Dec. 31, 1997
                                              -----------------------------------------     ----------------------------------------
                                              Net Income         Shares       Per Share     Net Income          Shares     Per Share
                                              ----------         ------       ---------     ----------          ------     ---------
Basic earnings per share
before extraordinary item                      $1,041,050        4,543,257       $.23       $  609,933         4,562,800       $.13

Basic earnings per share
after extraordinary item                        1,041,050        4,543,257        .23         (401,068)        4,562,800       (.09)

Effect of assumed conversion
of warrants and employee
stock options                                                      380,559                                        88,181
                                               ----------       ----------       ----       ----------        ----------      -----
Diluted earnings per share
before extraordinary item                      $1,041,050        4,923,816       $.21       $  609,933         4,650,981       $.13

Diluted earnings per share
after extraordinary item                        1,041,050        4,923,816        .21       $ (401,068)        4,650,981      $(.09)


                                                   Six months ended Dec. 31, 1998               Six months ended Dec. 31, 1997
                                              -----------------------------------------     ----------------------------------------
                                              Net Income         Shares       Per Share     Net Income          Shares     Per Share
                                              ----------         ------       ---------     ----------          ------     ---------
Basic earnings per share
before extraordinary item                      $1,856,086        4,552,385       $.41       $1,088,082         4,562,800       $.24

Basic earnings per share
after extraordinary item                        1,856,086        4,552,385        .41       $   77,081         4,562,800        .02

Effect of assumed conversion
of warrants and employee
stock options                                                      251,472                                       254,641
                                               ----------       ----------       ----       ----------        ----------       ----
Diluted earnings per share
before extraordinary item                      $1,856,086        4,803,857       $.39       $1,088,082         4,817,441       $.23

Diluted earnings per share
after extraordinary item                       $1,856,086        4,803,857       $.39       $   77,081         4,817,441       $.01


7.   SUBSEQUENT EVENTS

     Subsequent to December 31, 1998, the Company repurchased an additional 1,000 shares of its common stock at a cost of approximately $4,891.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward- looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, seasonality, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," and "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

Results of Operations - Three months ended Dec. 31, 1998 vs. three months ended Dec. 31, 1997.

Net sales for the three month period ended December 31, 1998 were approximately $45,652,000 as compared to approximately $26,113,000 for the three months ended December 31, 1997, an increase of approximately $19,539,000 or 74.8%. This increase reflects an increase in sales volume for food service products manufactured by the Company, as well as an increase in the average selling price for cheese (as a result of the higher CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

The Company's gross margin increased by approximately $3,454,000 from approximately $4,471,000 in the three month period ended December 31, 1997 to approximately $7,925,000 in the three month period ended December 31, 1998, primarily as a result of an increase in the Company's sales volume as well as an increase in the average selling price as a result of the higher CME Block Cheddar Market. The Company's gross margin as a percentage of sales increased to 17.4% in the three month period ended December 31, 1998 from 17.1 % in the three month period ended December 31, 1997. The increase in gross margin as a percentage of sales was primarily due to increased sales during the three months ended December 31, 1998, partially offset by higher costs associated with the Ogdensburg New York facility and the shift toward lower margin sales associated with the food service markets.

Selling and shipping expenses increased approximately $1,856,000 from approximately $2,072,000 for the three month period ended December 31, 1997 to approximately $3,928,000 for the three month period ended December 31, 1998. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses increased from 7.9% in the three month period ended December 31, 1997 to 8.6% in the three month period ended December 31, 1998. The increase in selling and shipping expenses as a percentage of sales is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

General and administrative expenses increased by approximately $437,000 to approximately $1,180,000 for the three month period ended December 31, 1998 as compared to $743,000 for the comparable period in 1997. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses decreased to 2.6% for the three month period ended December 31, 1998, from 2.8% for the comparable period in 1997. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in the Company's revenue growth, partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $1,053,000 for the three month period ended December 31, 1998 from approximately $606,000 for the three month period ended December 31, 1997. The increase in interest expense was primarily due to the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three month period ended December 31, 1998 increased by approximately $282,000 compared to the three month period ended December 31, 1997 as a result of increased taxable income.

The  Company  took  an  extraordinary   charge  on  the  extinguishment  of  the
Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. (See note 3 of Notes to Consolidated Financial Statements). The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

Net earnings before the extraordinary charge on the extinguishment of debt increased by approximately $431,000 to approximately $1,041,000 for the three month period ended December 31, 1998, from approximately $610,000 for the comparable period ended December 31, 1997 due to the increase in gross margin as a result of increased sales volumes and higher average selling price of the Company's food service product, partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Net earnings increased by approximately $1,442,000 to approximately $1,041,000 for the three month period ended December 31, 1998, from a loss of approximately $401,000 for the comparable period ended December 31, 1997 due to the reasons discussed above.

Results of Operations - Six months ended Dec. 31, 1998 vs. six months ended Dec. 31, 1997.

Net sales for the six month period ended December 31, 1998 were approximately $81,551,000 as compared to approximately $51,270,000 for the six months ended December 31, 1997, an increase of approximately $30,281,000 or 59.1%. This increase reflects an increase in sales volumes for food service products manufactured by the Company as well as an increase in the average selling price for cheese (as a result of the higher CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

The Company's gross margin increased by approximately $5,308,000, from approximately $8,743,000 in the six month period ended December 31, 1997 to approximately $14,051,000 in the six month period ended December 31, 1998, primarily as a result of an increase in sales volume for food service products manufactured by the Company as well as an increase in the average selling price as a result of the higher CME Block Cheddar Market. The Company's gross margin as a percentage of sales increased slightly from 17.1% in the six months ended December 31, 1997 to 17.2% for the comparable six month period in 1998. The increase in gross margin as a percentage of sales was primarily due to increased sales during the six months ended December 31, 1998, partially offset by higher costs associated with the Ogdensburg New York facility and the shift toward lower margin sales associated with the food service markets.

Selling and shipping expenses increased by approximately $2,611,000 from approximately $4,230,000 for the six month period ended December 31, 1997 to approximately $6,842,000 for the six month period ended December 31, 1998. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses increased slightly from 8.3% for the six month period ended December 31, 1997 to 8.4% for the six month period ended December 31, 1998. The increase in selling and shipping expenses as a percentage of sales is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

General and administrative expenses increased by approximately $567,000 from approximately $1,406,000 for the six month period ended December 31, 1997 to approximately $1,973,000 for the comparable period in fiscal 1999. The increase in general and administrative expenses is primarily a result of an increase in personnel and associated administrative expenses. As a percentage of sales however, general and administrative expenses decreased to 2.4% for the six month period ended December 31, 1998, from 2.7% for the comparable period in 1997, primarily due to the increase in the company's revenue growth, partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $2,090,000 for the six month period ended December 31, 1998 from approximately $1,246,000 for the six month period ended December 31, 1997. The increase was primarily the result of the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the six month period ended December 31, 1998, increased by approximately $517,000 as compared to the six month period ended December 31, 1997 primarily as a result of increased taxable income.

The  Company  took  an  extraordinary   charge  on  the  extinguishment  of  the
Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. (See note 3) The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

Net earnings before the extraordinary charge on the extinguishment of debt increased by approximately $768,000 to approximately $1,856,000 for the six month period ended December 31, 1998, from approximately $1,088,000 for the comparable period ended December 31, 1997 due to the increase in gross margin as a result of increased sales volumes and higher average selling price for the food service products, partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Net earnings increased by approximately $1,779,000 to approximately $1,856,000 for the six month period ended December 31, 1998, from approximately $77,000 for the comparable period ended December 31, 1997 due to the reasons discussed above.

Financial Position, Liquidity and Capital Resources

At December 31, 1998 the Company had working capital of approximately $48,819,000, as compared with $43,391,000 at June 30, 1998, an increase of approximately $5,428,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, as well as increases in other assets and a decrease in accrued liabilities and other current liabilities, partially offset by increases in accounts payable, and a decrease in prepaid expenses and other current assets

The Company also typically financed equipment purchases through capital lease financing transactions. At December 31, 1998, the Company had obligations of approximately $2,523,000 under capital leases.

In March 1996, the Company purchased its Paterson production facility which it previously had leased. At December 31, 1998, the Company had outstanding obligations of approximately $944,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a revolving credit facility, ("the Facility") that, in December 1998, was amended and increased the bank's potential commitment to $35,000,000 through November, 2000. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, plus 200 basis points. The Facility is collateralized by substantially all existing and acquired assets of the Company, as defined in the Facility, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. Advances under this Facility are limited to 80% of eligible accounts receivable, and 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of December 31, 1998 the Company believes it is in compliance with these covenants. At December 31, 1998 the Company's total outstanding debt to the bank was $26,320,599.

In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10.0 million to the Company. Approximately $6.7 million of the proceeds from such bridge loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of Suprema's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the CoreStates debt and associated fees, Suprema took an extraordinary charge of approximately $1.7 million (approximately $1.0 million net of tax) during the second quarter ended December 31, 1997. In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and an affiliate ("the Fund"), (see note 3 of Notes to Consolidated Financial Statements) pursuant to which the Fund loaned $10.5 million to the Company. Proceeds of the loan were used to retire the bridge financing agreement with Fleet Bank, N.A. entered into in October 1997.

Management believes that with an increase in its line of credit facility from $30,000,000 to $35,000,000, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the six month period ended December 31, 1998 was approximately $3,811,000 as compared to $5,856,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of the Company's increased revenue growth, and other assets and a decrease in prepaid expenses and other current assets as well as accrued expenses and other current liabilities, partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in accounts payable and income taxes payable. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the six month period ended December 31, 1998 was approximately $965,000, as compared to $415,000 in the six month period ended December 31, 1997, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility), as well as the repurchase of the Company's stock. As a result, at December 31, 1998 the Company had cash of $506,642 as compared to $411,771 as at December 31, 1997.

Year 2000 Issue

The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues will not be material. The Company anticipates that all of its operating systems are Year 2000 compliant. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company. However, the Company has not determined whether its principal suppliers and customers are Year 2000 compliant. In the event any of the Company's principal suppliers and customers are not Year 2000 compliant, it may have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

     Exhibit 27.  Financial Data Schedule.

Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUPREMA SPECIALTIES, INC.
                                                 (registrant)



Date: February 11, 1999                    By: /s/ Mark Cocchiola
                                               ---------------------------------
                                               Mark Cocchiola
                                               President &
                                               Chief Executive Officer



Date: February 11, 1999                    By: /s/ Steven Venechanos
                                               ---------------------------------
                                               Steven Venechanos
                                               Chief Financial Officer &
                                               Secretary