Form 10-Q
period 1999-03-31
SUPREMA SPECIALTIES INC
filed 1999-05-12
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes_X_    No___

As of May 1, 1999 there were 4,519,621 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets as of                             3
             March 31, 1999 and June 30, 1998

             Consolidated Statements of Earnings                           4
             For The Three and Nine Month Periods Ended
             March 31, 1999 and 1998

             Consolidated Statements of Cash Flows                         5
             For the Nine Month Periods Ended
             March 31, 1999 and 1998

             Notes to Consolidated Financial                               7
             Statements

     ITEM 2. Management's Discussion and Analysis of                      11
             Financial Condition and Results of
             Operations


PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                             16



Signatures                                                                17

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                         Mar. 31,      June 30,
                                                           1999          1998
                                                       -----------   -----------
                                                       (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                 $   425,638   $   489,890
  Accounts receivable, net of allowances
    of $407,290 at Mar. 31, 1999 and
    $407,290 at June 30, 1998                           33,035,778    23,239,810
  Inventories                                           30,177,080    28,511,930
  Prepaid expenses and other current assets                949,169       688,117
  Deferred income taxes                                    188,000       188,000
                                                       -----------   -----------

      Total current assets                              64,775,665    53,117,747

PROPERTY AND EQUIPMENT, NET                              7,526,475     6,999,695
OTHER ASSETS                                             1,590,567     1,728,616
                                                       -----------   -----------

                                                       $73,892,707   $61,846,058
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $ 8,853,883   $ 7,469,422
  Current portion of long-term obligations                 537,850       500,964
  Mortgage payable - short term                             46,353        43,457
  Income taxes payable                                   1,646,310       245,498
  Accrued expenses and other current
    liabilities                                          1,477,307     1,467,034
  Deferred income taxes                                        --            --
                                                       -----------   -----------

      Total current liabilities                         12,561,703     9,726,375

DEFERRED INCOME TAXES                                      475,340       475,340
REVOLVING CREDIT LOAN                                   28,375,600    21,262,000
SUBORDINATED DEBT                                       10,500,000    10,500,000
LONG-TERM CAPITAL LEASES                                 1,838,952     2,266,090
MORTGAGE PAYABLE - LONG TERM                               883,220       921,413
                                                       -----------   -----------
                                                        54,634,815    45,151,218

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 4,598,897 and 4,562,800 issued and
    outstanding at March 31, 1999 and June 30, 1998         45,989        45,628
  Additional paid-in capital                            11,242,986    11,243,347
  Retained earnings                                      8,318,289     5,405,865
                                                       -----------   -----------
                                                        19,607,264   16,694,840
   Less: 68,670 shares treasury
         stock at cost                                    (349,372)          --

      TOTAL STOCKHOLDERS' EQUITY                        19,257,892    16,694,840
                                                       -----------   -----------
                                                       $73,892,707   $61,846,058
                                                       ===========   ===========

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                                      March 31,                                March 31,
                                                          ---------------------------------       ---------------------------------
                                                               1999               1998                1999                 1998
                                                          -------------       -------------       -------------       -------------
Net sales                                                 $  45,863,269       $  26,406,601       $ 127,414,216       $  77,676,468

Cost of sales                                                38,157,107          21,681,197         105,657,190          64,207,757
                                                          -------------       -------------       -------------       -------------

    Gross margin                                              7,706,162           4,725,404          21,757,026          13,468,711
                                                          -------------       -------------       -------------       -------------

Expenses:
 Selling and shipping                                         3,856,142           1,999,747          10,698,345           6,230,483
 General and administrative                                     971,143             895,373           2,944,088           2,300,994
                                                          -------------       -------------       -------------       -------------

                                                              4,827,285           2,895,120          13,642,433           8,531,477
                                                          -------------       -------------       -------------       -------------

Income from operations                                        2,878,877           1,830,284           8,114,593           4,937,234

Other income (expense)
  Interest expense, net                                      (1,089,539)           (715,075)         (3,179,169)         (1,960,943)
  Other                                                              --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
                                                             (1,089,539)           (715,075)         (3,179,169)         (1,960,943)
                                                          -------------       -------------       -------------       -------------
Earnings Before Income Taxes
And Extraordinary Item                                        1,789,338           1,115,209           4,935,424           2,976,291

Income Taxes                                                    733,000             480,000           2,023,000           1,253,000
                                                          -------------       -------------       -------------       -------------

Earnings Before
Extraordinary Item                                            1,056,338             635,209           2,912,424           1,723,291

Extraordinary Loss On
Extinguishment Of Debt
(Net of Taxes)                                                       --                  --                  --          (1,011,001)

Net earnings                                              $   1,056,338       $     635,209       $   2,912,424       $     712,290
                                                          =============       =============       =============       =============

EARNINGS PER SHARE OF COMMON STOCK:

Basic earnings per share
 before extraordinary item                                $         .23       $         .14       $         .64       $         .38
                                                          =============       =============       =============       =============

Basic earnings per share related
 to extraordinary item                                               --                  --                  --                (.22)
                                                          =============       =============       =============       =============

Basic earnings per share                                            .23                 .14                 .64                 .16
                                                          =============       =============       =============       =============

Diluted Earnings per share
 before extraordinary item                                          .21                 .14                 .61                 .37
                                                          =============       =============       =============       =============

Diluted earnings per share related
 to extraordinary item                                               --                  --                  --                (.22)
                                                          =============       =============       =============       =============

Diluted earnings per share                                          .21                 .14                 .61                 .15
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         Basic                                                4,520,579           4,562,800           4,541,783           4,562,800
         Diluted                                              4,952,330           4,679,798           4,788,054           4,764,830
                                                          =============       =============       =============       =============

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                       Nine Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        1999          1998
                                                    -----------     -----------
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                    $ 2,912,424     $   712,290
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Loss on extinguishment of debt                         --       1,011,001
      Depreciation and amortization                     431,654         636,931
      Provision for doubtful accounts                        --              --
      (Increase) decrease in assets:
        Accounts receivable                          (9,795,968)     (5,082,128)
        Inventories                                  (1,665,150)     (3,363,466)
        Prepaid expenses and other
          current assets                               (261,052)       (360,571)
        Prepaid Income Taxes                                 --         271,411
        Other assets                                    138,049          74,517
      Increase (decrease) in liabilities:
        Accounts payable                              1,384,461        (245,128)
        Income taxes payable                          1,400,812              --
        Accrued expenses and other current
          liabilities                                    10,273          57,496
        Deferred income taxes                                --         244,743
                                                    -----------     -----------

        Net cash used in operating
          activities                                 (5,444,497)     (6,042,904)
                                                    -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                             (958,434)       (660,312)
  Purchase of treasury stock                           (349,372)             --
                                                    -----------     -----------

         Net cash used in investing
          activities                                 (1,307,806)       (660,312)
                                                    -----------     -----------

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                        Nine Months Ended
                                                            March 31,
                                                   ----------------------------
                                                        1999         1998
                                                   ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan              $ 36,317,600    $ 19,190,981
  Principal payments of revolving credit loan       (29,204,000)    (15,912,361)
  Principal payments of capital leases                 (390,252)       (318,960)
  Principal payments of mortgage                        (35,297)        (29,583)
  Proceeds from bridge loan financing                        --      10,000,000
  Principal payments of bridge loan financing                --     (10,000,000)
  Proceeds from subordinated debt                                    10,500,000
  Payment of subordinated debt                                       (6,753,638)
          Net cash provided by financing
          activities                                  6,688,051       6,676,439
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH                         (64,252)        (26,777)

CASH, BEGINNING OF PERIOD                               489,890         480,225
                                                   ------------    ------------

CASH, END OF PERIOD                                $    425,638    $    453,448
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                       $  3,179,282    $  1,977,018
                                                   ============    ============

    Income Taxes                                   $    630,896    $     32,070
                                                   ============    ============

  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                               $         --    $    330,000
                                                   ============    ============


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The unaudited balance sheet as of March 31, 1999, the unaudited consolidated statements of earnings for the three and nine month periods ended March 31, 1999 and 1998 and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for the three and nine month periods presented, have been included.

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

     The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                           March 31, 1999       June 30, 1998
                                           --------------       -------------
     Finished goods                         $23,075,337         $24,046,053
     Raw materials                            6,170,239           3,640,655
     Packaging                                  931,504             825,222
                                            -----------         -----------

                                            $30,177,080         $28,511,930
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

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million ($5.6 million during the second quarter and $1.1 million during the third quarter of fiscal year 1998) of the proceeds from such financing was used to retire $5.0 million of subordinated debt with the Fund and repurchase from the Fund the warrants to purchase 354,990 shares of the Company's Common Stock. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net, during the second quarter of fiscal year 1998. The extraordinary loss was comprised of the prepayment penalty of $1,279,000 and the write-off of deferred financing costs and debt discount of $494,000, net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value.

     In March, 1998, the Company entered into a Loan and Security Agreement, (the "1998 Loan Agreement") with Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States ("Alliance") pursuant to which Alliance loaned $10.5 million to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender, Fleet Bank, N.A. The loan bears interest at 16.5% with 12% interest payable currently and the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3.5 million on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the 1998 Loan Agreement, the Company delivered a warrant to Alliance to purchase up to 105,000 shares of the Company's Common Stock at an exercise price of $4.12 per share. The warrant is exercisable until March 1, 2006. Proceeds of the Alliance loan were used to retire the bridge loan from Fleet Bank, N.A.

4.   LONG-TERM REVOLVING CREDIT LOAN

     In December, 1998, the loan agreement (the "Facility Agreement") between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility (the "Facility") was amended to increase the Facility from $30 million to $35 million. The commitment for the revolving credit Facility is through November 2000. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 200 basis points. The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility Agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc.
     Advances under the Facility are limited to 80% of eligible accounts receivable, 40% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined in the Facility Agreement, and a restriction on dividends to common shareholders. As of March 31, 1999 the Company believes that it is in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are used for working capital purposes.

5.   TREASURY STOCK

     Duringthe nine months ended March 31, 1999, the Company in accordance with its stock repurchase plan, purchased 68,670 shares of its common stock at a cost of approximately $349,372.

6.   EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior period earnings per share data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with provisions of Statement of Financial Accounting Standards No. 128.

     The earnings per share for the three and nine month periods ended March 31, 1999 and 1998 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1999 is based upon the 4,562,800 shares outstanding at the beginning of the year less a proration of the 68,670 shares of treasury stock repurchased during the nine months ended March 31, 1999. Also included in the weighted average number of common shares are the pro-rata portion of 34,430 shares issued upon exercise of warrants granted to an investment banker in 1994 in connection with the private placement of Preferred Stock, as well as incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three and nine month periods ended March 31, 1998 is based upon the 4,562,800 shares outstanding at the beginning of the year. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for three and nine months ended March 31, 1999 and 1998 are calculated as follows:

                                                   Three months ended March 31, 1999            Three months ended March 31, 1998
                                                 ----------------------------------------   ---------------------------------------
                                                 Net Income         Shares      Per Share   Net Income       Shares       Per Share
                                                 ----------         ------      ---------   ----------       ------       ---------
     Basic earnings per share
     before extraordinary item                   $1,056,338       4,520,579      $   .23   $  635,209       4,562,800      $   .14

     Basic earnings per share
     after extraordinary item                     1,056,338       4,520,579          .23      635,209       4,562,800          .14

     Effect of assumed conversion
     of warrants and employee
     stock options                                                  431,751                                   116,998
                                                 ----------      ----------      -------   ----------      ----------      -------
     Diluted earnings per share
     before extraordinary item                   $1,056,338       4,952,330      $   .21   $  635,209       4,679,798      $   .14

     Diluted earnings per share
     after extraordinary item                     1,056,338       4,952,330          .21   $  635,209       4,679,798          .14

                                                     Nine months ended Mar. 31, 1999              Nine months ended Mar. 31, 1998
                                                 ----------------------------------------   ---------------------------------------
                                                 Net Income         Shares      Per Share   Net Income       Shares       Per Share
                                                 ----------         ------      ---------   ----------       ------       ---------
     Basic earnings per share
     before extraordinary item                   $2,912,424       4,541,783      $   .64   $1,723,291       4,562,800      $   .38

     Basic earnings per share
     after extraordinary item                     2,912,424       4,541,783          .64   $  712,290       4,562,800          .16

     Effect of assumed conversion
     of warrants and employee
     stock options                                                  246,271                                   202,030
                                                 ----------      ----------      -------   ----------      ----------      -------
     Diluted earnings per share
     before extraordinary item                   $2,912,424       4,788,054      $   .61   $1,723,291       4,764,830      $   .37

     Diluted earnings per share
     after extraordinary item                    $2,912,424       4,788,054      $   .61   $  712,290       4,764,830      $   .15

7.   MORTGAGE PAYABLE

     On March 29, 1999, the Company refinanced its mortgage on its Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000.

8.   SUBSEQUENT EVENTS

     Subsequent to March 31, 1999, the Company repurchased an additional 9,700 shares of its common stock at a cost of approximately $46,998.

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

Results of Operations - Three months ended March 31, 1999 vs. three months ended March 31, 1998.

Net sales for the three month period ended March 31, 1999 were approximately $45,863,000, as compared to approximately $26,406,000 for the three month period ended March 31, 1998, an increase of approximately $19,457,000 or 74%. This increase reflects an increase in sales volume for food service products manufactured by the Company.

The Company's gross margin increased by approximately $2,981,000 from approximately $4,725,000 in the three month period ended March 31, 1998 to approximately $7,706,000 in the three month period ended March 31, 1999, primarily as a result of an increase in the Company's sales volume. The Company's gross margin as a percentage of sales decreased to 16.8% in the three month period ended March 31, 1999 from 17.9 % in the three month period ended March 31, 1998. The decrease in gross margin as a percentage of sales was primarily due to an increase in cost of raw materials during the three months ended March 31, 1999, as well as the shift toward lower margin sales associated with the food service market, partially offset by the increase in sales volume.

Selling and shipping expenses increased approximately $1,856,000 from approximately $2,000,000 for the three month period ended March 31, 1998 to approximately $3,856,000. As a percentage of sales, selling and shipping expenses increased from 7.6% in the three month period ended March 31, 1998 to 8.4% in the three month period ended March 31, 1999. The increase in selling and shipping expenses and the increase of such expenses as a percentage of sales is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

General and administrative expenses increased by approximately $76,000 to approximately $971,000 for the three month period ended March 31, 1999 as compared to $895,000 for the comparable period in 1998. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses decreased to 2.1% for the three month period ended March 31, 1999, from 3.4% for the comparable period in 1998. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in the Company's revenue growth, partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $1,090,000 for the three month period ended March 31, 1999 from approximately $715,000 for the three month period ended March 31, 1998. The increase in interest expense was primarily due to the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three month period ended March 31, 1999 increased by approximately $253,000 compared to the three month period ended March 31, 1998 as a result of increased taxable income.

Net earnings increased approximately $421,000 to approximately $1,056,000 for the three month period ended March 31, 1999, from approximately $635,000 for the comparable period ended March 31, 1998 due primarily to the increased sales volumes partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Results of Operations - Nine months ended March 31, 1999 vs. Nine months ended March 31, 1998.

Net sales for the nine month period ended March 31, 1999 were approximately $127,414,000 as compared to approximately $77,676,000 for the nine month period ended March 31, 1998, an increase of approximately $49,738,000 or 64.0%. This increase reflects an increase in sales volumes for food service products manufactured by the Company as well as an increase in the average selling price for cheese (as a result of the higher average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

The Company's gross margin increased by approximately $8,288,000, from approximately $13,469,000 in the nine month period ended March 31, 1998 to approximately $21,757,000 in the nine month period ended March 31, 1999, primarily as a result of an increase in sales volume for food service products manufactured by the Company as well as an increase in the average selling price as a result of the higher average CME Block Cheddar Market. The Company's gross margin as a percentage of sales decreased slightly from 17.3% in the nine months ended March 31, 1998 to 17.1% for the comparable nine month period in 1999. The decrease in gross margin as a percentage of sales was primarily due to the higher costs of raw materials during the three months ended March 31, 1999 as well as the shift toward lower margin sales associated with the food service markets, partially offset by the increase in the sales volume.

Selling and shipping expenses increased by approximately $4,468,000 from approximately $6,230,000 for the nine month period ended March 31, 1998 to approximately $10,698,000 for the nine month period ended March 31, 1999. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses increased from 8.0% for the nine month period ended March 31, 1998 to 8.4% for the nine month period ended March 31, 1999. The increase in selling and shipping expenses as a percentage of sales is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

General and administrative expenses increased by approximately $643,000 from approximately $2,301,000 for the nine month period ended March 31, 1998 to approximately $2,944,000 for the comparable period in fiscal 1999. The increase in general and administrative expenses is primarily a result of an increase in personnel and associated administrative expenses. As a percentage of sales, general and administrative expenses decreased to 2.3% for the nine month period ended March 31, 1999, from 3.0% for the comparable period in 1998, primarily due to the increase in the Company's revenue growth, partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $3,179,000 for the nine month period ended March 31, 1999 from approximately $1,961,000 for the nine month period ended March 31, 1998. The increase was primarily the result of the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the nine month period ended March 31, 1999, increased by approximately $770,000 as compared to the nine month period ended March 31, 1998 primarily as a result of increased taxable income.

The Company took an extraordinary charge on the extinguishment of debt net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. (See note 3 of Notes to Consolidated Financial Statements).

Net earnings before the extraordinary charge on the extinguishment of debt increased by approximately $1,189,000 to approximately $2,912,000 for the nine month period ended March 31, 1999, from approximately $1,723,000 for the comparable period ended March 31, 1998 due to the increase in gross margin and higher average selling price for the Company's food service products, partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Net earnings increased by approximately $2,200,000 to approximately $2,912,000 for the nine month period ended March 31, 1999, from approximately $712,000 for the comparable period ended March 31, 1998 due to the reasons discussed above.

Financial Position, Liquidity and Capital Resources

At March 31, 1999 the Company had working capital of approximately $52,214,000, as compared with $43,391,000 at June 30, 1998, an increase of approximately $8,823,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, as well as increases in prepaid expenses and other current assets, partially offset by increases in accounts payable and income taxes payable, and a decrease in other assets

The Company finances equipment purchases through capital lease financing transactions. At March 31, 1999, the Company had obligations of approximately $2,376,802 under capital leases.

In March 1996, the Company purchased its Paterson production facility which it previously had leased. On March 29, 1999, the Company refinanced its mortgage (see Note 7 to the Consolidated Financial Statements). At March 31, 1999, the Company had outstanding obligations of approximately $929,573 under the mortgage refinancing the purchase of the Paterson facility.

The  Company's  revolving  credit  facility,  ("the  Facility")  was  amended in
December 1998 and increased the bank's potential commitment to $35,000,000 through November, 2000. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate plus 200 basis points. The Facility is collateralized by substantially all existing and acquired assets of the Company, as defined in the Facility, and is guaranteed by the Company's subsidiaries, Suprema Specialties West, Inc, and Suprema Specialties Northeast, Inc. Advances under this Facility are limited to 80% of eligible accounts receivable, and 40% of most inventory. The Facility Agreement contains restrictive covenants, including the maintenance of total debt to tangible net worth and debt service coverage ratios, minimum levels of tangible net worth, and capital expenditure limitations. As of March 31, 1999 the Company believes it is in compliance with these covenants. At March 31, 1999 the Company's total outstanding debt to Fleet Bank, N.A. was $28,375,600.

In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10.0 million to the Company. Approximately $6.7 million of the proceeds from such bridge loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of Suprema's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the CoreStates debt and associated fees, Suprema took an extraordinary charge of approximately $1.7 million (approximately $1.0 million net of tax) during the quarter ended December 31, 1997. In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and an affiliate ("the Fund"), (see note 3 of Notes to Consolidated Financial Statements) pursuant to which the Fund loaned $10.5 million to the Company. Proceeds of the loan were used to retire the bridge financing agreement with Fleet Bank, N.A. entered into in October 1997.

Management believes that with the increase in its line of credit facility from $30,000,000 to $35,000,000, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the nine month period ended March 31, 1999 was approximately $5,444,000 as compared to $6,042,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of the Company's increased revenue growth, and prepaid expenses and other current assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in accounts payable and income taxes payable. The cash used in operations was financed through cash flow and from financing activities. Net cash used in investing activities in the nine month period ended March 31, 1999 was approximately $1,308,000, as compared to $660,000 in the nine month period ended March 31, 1998, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility), as well as the repurchase of Company stock. As a result, at March 31, 1999 the Company had cash of $425,638 as compared to $453,448 as at March 31, 1998.

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

                                              SUPREMA SPECIALTIES, INC.
                                                   (registrant)




Date: May 7, 1999                             By: /s/ Mark Cocchiola
                                                  ------------------------------
                                                  Mark Cocchiola
                                                  President &
                                                  Chief Executive Officer



Date: May 7, 1999                             By: /s/ Steven Venechanos
                                                  ----------------------------
                                                  Steven Venechanos
                                                  Chief Financial Officer &
                                                  Secretary