Form 10-K
period 1999-06-30
SUPREMA SPECIALTIES INC
filed 1999-09-09
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 2, 1999 was $28,729,882.

As of September 2, 1999, there were 4,519,621 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference:

     Suprema Specialties, Inc.'s definitive Proxy Statement for the annual meeting of shareholders which will be filed on or before October 28, 1999 is incorporated by reference into Part III of this Form 10-K Annual Report.

                                     Part I

Item 1. Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future, and accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, seasonality, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

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

Production

     The Company has increasingly emphasized the marketing and sale of domestic Italian variety cheese products manufactured at its Manteca, California facility and its Ogdensburg New York facility. For the years ended June 30, 1997, June 30, 1998 and June 30, 1999, respectively, sales of mozzarella, ricotta and provolone cheese products manufactured at such facilities accounted for approximately 54.7%, 71.8% and 87.2%, respectively, of the Company's net sales. The Company also processes natural cheese products, which involves shredding, grating and packaging, at its facility in Paterson, New Jersey. These facilities serve as distribution points for various geographic markets throughout the United States.

     The Company's East Coast production facility is located in Paterson, New Jersey and is equipped with state of the art equipment for grating, shredding and packaging the Company's products. The Company, as of September 2, 1999, operated this facility at approximately 63% of full production capacity. The Company's West Coast facility is located in Manteca, California and is equipped with state of the art equipment for cheese production, shredding, packaging and whey processing. As of September 2, 1999, the Company operated this facility at approximately 75% of full production capacity. The Company's Northeast facility is located in Ogdensburg, New York and is equipped with equipment for cheese production and whey processing. As of September 2, 1999, the Company operated this facility at approximately 75% of full production capacity.

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

     For the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999, sales of cheese products to retailers accounted for approximately 10%, 6% and 3%, respectively, of the Company's net sales; sales to food service companies accounted for approximately 83%, 88% and 91%, respectively, of the Company's net sales; and sales to food manufacturers accounted for approximately 7%, 6% and 6% respectively, of the Company's net sales.

     For the fiscal years ended June 30, 1999 and June 30, 1998, A&J Cheese Company accounted for 18% of the Company's revenues. For the fiscal year ended June 30, 1997, A&J Cheese Company and Lisanti Foods of New Jersey accounted for 14% and 10% of the Company's net sales respectively.

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

Suppliers

     For the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999, the Company's largest supplier, a milk cooperative, accounted for approximately 31%, 25% and 21%, respectively, of all purchases. The Company does not usually maintain contracts with its suppliers. The Company believes that there are numerous alternative sources of supply available to it, including for products currently provided by its largest supplier.

     For the years ended June 30, 1997, June 30, 1998 and

June 30, 1999, approximately 7%, 5% and 18%, respectively, of the Company's supply requirements were manufactured by various foreign producers in Europe and South America. Currently, the Company imports certain of its bulk cheese directly from foreign suppliers and, to a lesser extent, also purchases through domestic importers. The Company purchases cheese supplies in large quantities in order to obtain volume discounts and places its orders for import bulk cheese approximately four to six months in advance of anticipated production requirements.

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

     The Company also purchases certain of its cheese requirements from domestic sources. The Company manufactures certain of its cheese requirements primarily for sale to the food service industry. For the fiscal years ended June 30, 1998 and June 30, 1999, approximately 95% and 82%, respectively, of the Company's supply requirements were manufactured by the Company or purchased from domestic sources.

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

Employees

     As of September 2, 1999, the Company had 169 full-time employees of which 13 are employed in executive capacities and management positions, 18 are engaged in sales and marketing and administrative capacities and 138 are engaged in production and operations. In June, 1997, the employees of Suprema Specialties West, Inc. which represent approximately 50% of the total workforce, elected to form a Union. In December 1997, the Company formalized a contract with its union employees which remains in effect through December 31, 1999. The Company is currently in negotiations with its union employees to formalize a new contract. The Company considers its relations with its employees to be good.

Item 2.  Properties

     The Company operates three facilities: manufacturing facilities in Manteca, California and Ogdensburg, New York and its executive offices and production facility in Paterson, New Jersey.

     The Company's facility in Paterson, New Jersey consists of an aggregate of approximately 32,000 square feet and contains the Company's executive offices as well as production, storage and shipping facilities and has been expanded to include a refrigerated/freezer storage facility. On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000 of which approximately $686,250 was used to pay the remaining obligation to the landlord. In March 1999, the Company refinanced its mortgage on the Paterson facility with Fleet Bank for a principal amount of $929,573. The seven year note bears interest of 7.85% per annum, is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000.

     The Company's facility in Manteca, California, which consists of an aggregate of approximately 85,000 square feet and contains a cheese manufacturing operation, as well as a whey processing operation and storage and shipping facilities, is occupied under a net lease which expires on August 31, 2005, and which may be extended at the option of the Company for two (2) additional five-year periods subject to further extension. The basic annual rental (exclusive of insurance and taxes) is $576,000, subject to adjustment for increases in the Consumer Price Index during the renewal term. The rent is based on a formula relating to the Landlord's cost of construction of the additional space.

     The Company's facility in Ogdensburg, New York, which consists of an aggregate of approximately 72,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under an operating lease which commenced in August 1996 and expires July 31, 2017. However, at July 31, 2002, July 31, 2007, and July 31, 2012 the Company may elect to terminate the lease. Minimum monthly base rental is $4,000 plus a fee of $.06 per hundred weight of whole milk sold and delivered, provided that in no event shall the minimum monthly rent exceed $8,000.

     The Company leases, generally with options to purchase, substantially all of the equipment at these manufacturing and processing facilities, subject to lease agreements currently providing for annual aggregate payments of approximately $2,915,000 through 2004.


Item 3. Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 30, 1999.

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     The Company's Common Stock trades in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "CHEZ" The following table sets forth the high and low closing bid prices of the Company's Common Stock for the periods indicated below. The following quotes represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not necessarily represent the prices of actual transactions.

                                                       Common Stock
                                                       ------------
                                                       High     Low
                                                       ----     ---


Fiscal Year ended June 30, 1998

         First Quarter                               4 1/4    3 1/4
         Second Quarter                              3 7/8    2 25/32
         Third Quarter                               4 15/16  3 1/4
         Fourth Quarter                              4 7/16   3 3/8


Fiscal Year ended June 30, 1999

         First Quarter                               4        2 13/16
         Second Quarter                              5        4 1/2
         Third Quarter                               7 11/16  4 5/8
         Fourth Quarter                              7 1/8    4 11/16

     The closing price of the Common Stock on September 2, 1999 was 7 7/8.

     As of September 2, 1999, the number of record holders of the Company's Common Stock was 78. The Company believes that this number does not include an estimated 1,000 beneficial owners of the Company's Common Stock who currently hold such securities in the name of depository institutions.

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

     The Company has neither paid nor declared any cash dividends on its shares of Common Stock. The Board of Directors of the Company does not presently anticipate that cash dividends will be paid on its shares of Common Stock in the foreseeable future. In addition, the Company's agreement with its bank prohibits the payment of cash dividends. The Company anticipates that any funds derived from operations in the foreseeable future will be required to be devoted to the development of the Company's business and investing and financing requirements.


                                      -10

Item 6.  Selected Financial Data

     The following selected consolidated financial information is derived from, and should be read in connection with management's discussion and analysis of financial condition and results of operations, and the consolidated financial statements of the Company contained elsewhere herein.

====================================================================================================================================
                                                                               Years Ended June 30,
                                                    -----------------------------------------------------------------------------
                                                    1999              1998              1997              1996               1995
                                                    ----              ----              ----              ----               ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Earnings Statement
  Data:
------------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                        $176,281          $108,140          $ 88,311          $ 65,104          $   52,109
------------------------------------------------------------------------------------------------------------------------------------
Earnings before
 Extraordinary
 loss on
 extinguishment
 of debt                                             4,208             2,417               121             1,409                 912
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         4,208             1,406               121             1,409                 912
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per
 Share before
 Extraordinary
 loss on
 extinguishment
 of debt
 (Basic)                                               .93               .53               .03               .46                 .32

Earnings Per
 Share before
 Extraordinary
 loss on
 extinguishment
 of debt
 (Diluted)                                             .86               .51               .02               .40                 .32
------------------------------------------------------------------------------------------------------------------------------------
Net earnings per
Share (Basic)                                          .93               .31               .03               .46                 .32

Net earnings per
Share (Diluted)                                        .86               .30               .02               .40                 .32
------------------------------------------------------------------------------------------------------------------------------------
Weighed Average
 Common Shares
 Outstanding
  (Basic)(1)                                         4,537             4,563             4,552             2,768               2,352

Weighed Average
 Common Shares
 Outstanding
  (Diluted)(2)                                       4,884             4,745             5,040             3,195               2,369
====================================================================================================================================


----------
(1)  See Footnote 11 to Notes to Consolidated Financial Statements.

(2)  See Footnote 11 to Notes to Consolidated Financial Statements.

====================================================================================================================================
                                                                                        June 30,
                                                       ---------------------------------------------------------------------------
                                                       1999             1998              1997              1996              1995
                                                       ----             ----              ----              ----              ----
                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
 Data:
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $81,999           $62,081           $47,043           $41,663           $27,212
------------------------------------------------------------------------------------------------------------------------------------
Working Capital                                       56,265            43,873            32,546            19,374            11,209
------------------------------------------------------------------------------------------------------------------------------------
Long Term
Obligations
 (including
  capital lease
  obligations
   and current
    portion)                                          44,125            35,493            23,772            18,482            13,310
------------------------------------------------------------------------------------------------------------------------------------
Total
 Liabilities                                          61,488            45,386            31,754            27,577            19,811
------------------------------------------------------------------------------------------------------------------------------------
 Warrants subject
 to mandatory
 redemption                                               --                --             1,171             1,171              --
------------------------------------------------------------------------------------------------------------------------------------
 Stockholders'
  Equity                                              20,511            16,695            15,289            14,086             7,401
====================================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Statements of Earnings.

==================================================================================================================
                                                                                 Percentage of Revenues
------------------------------------------------------------------------------------------------------------------
                                                                         Year             Year              Year
                                                                        Ended             Ended             Ended
                                                                       June 30,          June 30,          June 30
                                                                        1999               1998              1997
                                                                       -------           -------           -------
------------------------------------------------------------------------------------------------------------------
Net Sales ..................................................           100.0%            100.0%             100.0%
Cost of sales ..............................................            83.0              82.7               83.0
                                                                       -----             -----             ------
------------------------------------------------------------------------------------------------------------------
Gross margin ...............................................            17.0              17.3               17.0
------------------------------------------------------------------------------------------------------------------
Selling and shipping
Expenses ...................................................             8.0               7.4               10.4
------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                      2.5               3.4                2.5
------------------------------------------------------------------------------------------------------------------
Interest expense, net ......................................             2.5               2.7                2.5
------------------------------------------------------------------------------------------------------------------
Other Expense ..............................................              --                --                1.4
                                                                       -----             -----             ------
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item ........             4.0               3.8                 .2

Income taxes ...............................................             1.6               1.6                 .1
                                                                       -----             -----             ------
Earnings before extraordinary item .........................             2.4               2.2                 .1

Extraordinary loss on extinguishment of debt ...............            --                 (.9)                --
-----------------------------------------------------------------------------------------------------------------
Net Earnings ...............................................             2.4               1.3                 .1
                                                                       =====             =====             ======
==================================================================================================================

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

     Revenues for the fiscal year ended June 30, 1999 were approximately $176,281,000, as compared to approximately $108,140,000 for the fiscal year ended June 30, 1998, an increase of approximately $68,141,000, or 63.0%. This increase reflects higher sales volume for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $11,184,000, from approximately $18,745,000 for the year ended June 30, 1998 to approximately $29,929,000 for the year ended June 30, 1999, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales decreased slightly from 17.3% in the year ended June 30, 1998 to 17.0% in the year ended June 30, 1999. The decrease in gross margin as a percentage of net sales was due primarily to the higher costs of raw materials during fiscal year ended June 30, 1999, as well as the shift toward lower margin sales associated with the food service and food ingredient markets, partially offset by the increase in sales volumes.

     Selling and shipping expenses increased by approximately $6,020,000 from approximately $8,025,000 during the fiscal year ended June 30, 1998 to approximately $14,045,000 during the fiscal year ended June 30, 1999. As a percentage of sales, selling and shipping expenses increased from 7.4% for the fiscal year ended June 30, 1998 to 8.0% for the fiscal year ended June 30, 1999. The increase in selling and shipping expenses and the increase of such expenses as a percentage of net sales is primarily due to increases in advertising and promotional allowances of $2,996,000, commission expense and shipping expenses in support of the Company's revenue growth.

     General and administrative ("G&A") expenses increased from approximately $3,636,000 in fiscal 1998 to approximately $4,421,000 in fiscal 1999. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, G&A expenses decreased from 3.4% in fiscal 1998 to 2.5% in fiscal 1999. The decrease in general and administrative expenses incurred as a percentage of sales is primarily due to the increase in the Company's revenue growth, partially offset by an increase in personnel and other administrative expenses in association with the Company's sales growth.

     Net interest expense increased to approximately $4,329,000 for the year ended June 30, 1999 from approximately $2,917,000 for the year ended June 30, 1998. The increase in interest expense was primarily the result of the Company's expanded borrowing necessary to finance working capital needs.


                                      -14

     The provision for income taxes for the year ended June 30, 1999 increased by approximately $1,176,000 compared to fiscal year 1998 primarily as a result of increased taxable income.

     The Company took an extraordinary charge on the extinguishment of the subordinated debt notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997 (See Note 7 to the consolidated financial statements). The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

     Net earnings before the extraordinary charge on the extinguishment of the subordinated debt increased by approximately $1,791,000 to approximately $4,208,000 in fiscal year 1999 from approximately $2,417,000 in fiscal year 1998 due to the reasons discussed above.

     Net earnings increased by approximately $2,802,000 to approximately $4,208,000 in fiscal year 1999 from approximately $1,406,000 in fiscal year 1998 due to the reasons discussed above.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

     Revenues for the fiscal year ended June 30, 1998 were approximately $108,140,000, as compared to approximately $88,311,000 for the fiscal year ended June 30, 1997, an increase of approximately $19,829,000, or 22.5%. This increase reflects higher sales volume for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $3,697,000, from approximately $15,048,000 for the year ended June 30, 1997 to approximately $18,745,000 for the year ended June 30, 1998, primarily as a result of the increased sales volume. The Company's gross margin as a percentage of sales increased from 17.0% in the year ended June 30, 1997 to 17.3% in the year ended June 30, 1998. The increase in gross margin as a percentage of net sales was due primarily to lower costs of raw materials during the fiscal year ended June 30, 1998, partially offset by higher costs associated with the Ogdensburg New York manufacturing facility and the shift toward lower margin sales associated with the food service and food ingredient markets.

     Selling and shipping expenses decreased by approximately $1,151,000 from approximately $9,176,000 during the fiscal year ended June 30, 1997 to approximately $8,025,000 during the fiscal year ended June 30, 1998. As a percentage of sales, selling and shipping expenses decreased from 10.4% for the fiscal year ended June 30, 1997 to 7.4% for the fiscal year ended June 30, 1998. The decrease in selling and shipping expenses was primarily due to the unusual charge associated with the write-off of the marketing service agreements in fiscal 1997, (see note 5 to the consolidated financial statements) of approximately $944,000 as such amounts no longer had continuing value as a result of declining relevance of these product lines, as well as a decrease in freight expenses due to the Ogdensburg facility coming on line.

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

     Other income changed from a loss of approximately $1,259,000 in fiscal year 1997 to $0 in fiscal year 1998. The loss in fiscal year 1997 was attributable to the sale of the Company's assets in association with the sale leaseback transaction the Company completed during the fourth quarter of fiscal 1997 (see note 4 to the consolidated financial statements).

     The provision for income taxes for the year ended June 30, 1998 increased by approximately $1,670,000 compared to fiscal year 1997 primarily as a result of increased taxable income and an increase in the effective tax rate from 40 percent to 42 percent.

     The Company took an extraordinary charge on the extinguishment of the Subordinated Debt Notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997 (See Note 7 to the consolidated financial statements). The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

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

Liquidity and Capital Resources

     At June 30, 1999, the Company had working capital of approximately $56,265,000 as compared to approximately $43,873,000 in June 1998, an increase of approximately $12,392,000. The increase in working capital is the result of the Company's improved operating results as well as proceeds from long term borrowings of $8,636,000. The cash was used to support the increased accounts receivable and inventory levels in support of the Company's increased sales volume.

     The Company has a bank revolving credit facility that in December 1998 was amended to increase the line to $35,000,000 through November 2000. In May 1999, the loan agreement was further amended to permit the Company to increase the amount of its stock repurchases from $1,600,000 to $3,200,000. In July 1999, the agreement was further amended to increase the line to $40,000,000. The rate of interest on amounts borrowed under the facility is the adjusted LIBOR rate, as defined, plus 2%. The interest rate at June 30, 1999 was 7.75% The facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., the Company's wholly owned subsidiaries. In connection with obtaining the facility, the Company and Suprema Specialties Northeast, Inc. have agreed to pay a commitment fee on the average daily unused portion of the facility, equal to 1/4 of 1% per annum. Advances under this facility are limited to 80% of eligible accounts receivable and 40% of all inventory except packaging material, as defined in the facility agreement. The facility agreement contains three restrictive financial covenants governing the facility, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined, and a restriction on dividends to common shareholders. The Facility agreement expires November 2, 2000. As of June 30, 1999, the Company was in compliance with these covenants. At June 30, 1999, the Company had $30,441,599 outstanding under the long-term revolving credit facility with approximately $4,501,000 available to borrow under the facility.

     In October 1997, the Company entered into an agreement with Fleet Bank, N.A. pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds from the loan was used to retire $5.0 million of subordinated debt with CoreStates Enterprise Fund and repurchase from CoreStates warrants to purchase 354,990 shares of Suprema's common stock. The balance of the proceeds was used for general working capital purposes. As a result of prepayment penalties related to the early extinguishment of the CoreStates debt and associated fees, Suprema took an extraordinary charge of $1.7 million (approximately $1.0 million net of tax) during the quarter ended December 31, 1997. In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and an affiliate (the "Fund") (see note 7 to the consolidated financial statements) pursuant to which the Fund loaned $10.5 million to the Company. Proceeds of the loan were used to retire the bridge financing agreement with Fleet Bank, N.A. entered into in October 1997.

     Prior to May 1997, the Company typically financed equipment purchases through capital lease financing transactions. At June 30, 1999, the Company had obligations of approximately $2,266,088 under capital leases.

     Management believes that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

     Net cash used by operating activities for the year ended June 30, 1999 was approximately $7,704,000, as compared with approximately $7,056,000 in the prior year. The use of cash in operations was primarily the result of increases in inventory and accounts receivable in support of the Company's increased sales volume, partially offset by net earnings, and increases in accounts payable, income taxes payable, other accrued expenses and other current liabilities. Net cash used in investing activities for the year ended June 30, 1999 was approximately $667,000 as compared with $1,039,000 in the prior year. The investing activities relate to continued expenditures for fixed assets (including capital equipment utilized in the Company's California and New York manufacturing facilities). As a result, at June 30, 1999, the Company had cash of $358,214, as compared to $489,890 for the prior year.

     As of September 2, 1999, the Company has made no additional commitments for capital expenditures.

     In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of the Company's common stock. As of June 30, 1999, the Company has repurchased 78,370 shares of its common stock for a cost of approximately $396,370.

Foreign Currency

     The Company is subject to various risks inherent in dependence on foreign sources of supply, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and import quotas and other trade restrictions, all of which could have a significant impact on the Company's ability to obtain supplies and deliver finished products on a timely and competitive basis. The Company has no hedged monetary assets, liabilities or commitments denominated in currencies other than the United States dollar.

Effect of New Accounting Pronouncements

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, as amended by SFAS 137, standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective for the Company's 2001 fiscal year. Based on an assessment of current operations, the Company does not expect SFAS 133 to be applicable to the Company.

Year 2000 Issue

Definition: "Year 2000" issues refer to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000 and to process the year 2000 as a leap year.

Assessment: The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues would not be material. In its investigations thus far, the Company has identified no significant manufacturing processes that will be disrupted by the Year 2000 issues. The Company believes that all of its operating systems are Year 2000 compliant. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainity reasonably likely to have a material adverse effect on the Company.

Manufacturing Infrastructure: The Company's basic operations involve cheese and whey processing equipment. In its investigations thus far, the Company has identified no significant manufacturing processes that will be disrupted by the Year 2000 issues.

Support systems: The Company believes that it has identified most of the major computers, software applications and other equipment utilized by such support systems. The Company's assessment thus far indicates no significant support system that will be materially affected by the Year 2000 issue. In addition, the Company does routine data backup of critical systems during the normal course of business. This backup provides the ability to recover data in the event of a catastrophic computer failure.

Suppliers: The Company has contacted its suppliers to identify any potential disruption in the supply of raw materials. To date, it has not been determined whether its principal suppliers are Year 2000 compliant. In the event any of the Company's principal suppliers are not year 2000 compliant, it may have a material adverse affect on the Company.

Customers: The Company is committed to providing uninterrupted service to its customers. The Company expects to resolve any significant Year 2000 issues with such customers before the occurrence of any business disruptions, although the Company has limited or no control over the actions of these customers. In the event any of the Company's principal customers are not year 2000 compliant, it may have a material adverse affect on the Company.

Conclusion: The Company believes that it is taking adequate steps to address all significant internal Year 2000 issues that could adversely affect its business operations. Of course, it is not possible to identify, with complete certainty, all potential Year 2000 issues that may in some way affect the Company, its suppliers, or its customers. The Company expects that any disputes arising as the result of such unidentified Year 2000 issues will be resolved in the normal course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amounts reported for revolving credit and long-term debt approximate fair value because the interest rates on these instruments are subject to changes with market interest rates.

Item 8. Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data of the Company are included following Part IV of this report.

Item 9. Changes in and Disclosure with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders on or before October 28, 1999 and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders which will be filed on or before October 28, 1999 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders which will be filed on or before October 28, 1999 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by this Item will be reported in the Company's definitive Proxy Statement for the annual meeting of shareholders which will be filed on or before October 28, 1999 and is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements

     See Index to Financial Statements on F-1

(a)  2.   Financial Statement Schedules

     See Index to Financial Statements on F-1

(b)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during its fiscal quarter ended June 30, 1999.


                                      -22

(c)  Exhibits

     3.1       Certificate of Incorporation, as amended*

     3.2       By-laws of the Registrant*

     3.3       Amendment to Certificate of Incorporation**

     4.1 Rights Agreement, dated as of March 6, 1996, between the Company and Continental Stock Transfer & Trust Company***

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


     10.16 Amendment to Lease and Purchase Agreement, dated October 4, 1994 between East 35th Street Associates and the Company.******

     10.17 Loan and Security Agreement among CoreStates, Enterprise and the Company and Suprema Specialties West, Inc. dated October 25, 1995.*****

     10.18 Lease between Cape Vincent Milk Producers Cooperative, Inc., Marble City Bulk Milk Producers Cooperative, Inc., Northern New York Bulk Milk Producers Cooperative, Inc., Seaway Bulk Milk Producers Cooperative Inc., and the Company, dated May 21, 1996.**

     10.19 Master Equipment Lease Agreement No. 32399 between Fleet Capital Corporation and Suprema Specialties, Inc. dated May 29,1997.**

     10.20 Securities Purchase Agreement, dated as of March 9,1998 between the company and Alliance Capital Management, L.P.(without exhibits).**

     10.21 Note Agreement, dated as of March 9, 1998, between the company and each of Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States.**

     10.22 Warrant Agreement, dated as of March 9, 1998, between the Company and Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States.**

     10.23     Mortgage by the Company to Natwest Bank N.A. dated March 29,
               1996.

     10.24 Second Amended and Restated Revolving Loan, Guaranty and Security Agreement amoung the Company, Fleet Bank, N.A. (as successor to Natwest Bank N.A. and National Westminster Bank, NJ), Sovereign Bank, Suprema Specialties West, Inc. and Suprema Northeast, Inc., dated as of December 16, 1998.

     10.25 Mortgage and Security Agreement by the Company to Fleet Bank, N.A., dated December 16, 1998.

     10.26 Third Modification Agreement between the Company and Fleet Bank, N.A. (formerly known as Natwest Bank N.A.), dated December 16, 1998.

     10.27 First Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the Company, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated May 28, 1999.

     10.28 Second Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the Company, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated June 30, 1999.

     10.29 Third Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the Company, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated July 22, 1999.

     21        Subsidiaries of the Registrant

     23.1      Consent of Independent Certified Public Accountants

     27        Financial data Schedule.


----------

* Incorporated by reference to the registrant's registration statement on Form S-18, SEC File No. 33-39076-NY

** Incorporated by reference to the registrant's Annual Report on Form 10-K, as amended, for the year ended June 30, 1998.

*** Incorporated by reference to the registrant's registration Report on Form 8-K dated March 18, 1996.

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

                                                   SUPREMA SPECIALTIES, INC.


                                                   By: /s/ Mark Cocchiola
                                                       -------------------------
                                                       Mark Cocchiola, President
Dated:  September 2, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                           Date
----                                  -----                           ----

/s/ Mark Cocchiola             Chairman of the Board,             Sept. 2, 1999
---------------------          President, Chief
Mark Cocchiola                 Executive Officer and
                               Director (Principal
                               Executive Officer)


/s/ Paul Lauriero              Executive Vice                     Sept. 2, 1999
---------------------          President and Director
Paul Lauriero

/s/ Steven Venechanos          Chief Financial                    Sept. 2, 1999
---------------------          Officer and
Steven Venechanos              Secretary


/s/ Marco Cocchiola            Director                           Sept. 2, 1999
-------------------
Marco Cocchiola


/s/ Rudolph Acosta             Director                           Sept. 2, 1999
-------------------
Rudolph Acosta


/s/ Paul DeSocio               Director                           Sept. 2, 1999
-------------------
Paul DeSocio


/s/ William Gascoigne          Director                           Sept. 2, 1999
-------------------
William Gascoigne

                            SUPREMA SPECIALTIES, INC.


  Index to Financial Statements                                       Page
  -----------------------------                                       ----

  Report of Independent Certified Public Accountants                   F-2

  Consolidated Balance Sheets - June 30, 1999 and 1998                 F-3

  Consolidated Statements of Earnings -
      For the Years Ended June 30, 1999, 1998 and 1997                 F-4

  Consolidated Statements of Stockholders' Equity -
      For the Years Ended June 30, 1999, 1998 and 1997                 F-5

  Consolidated Statements of Cash Flows -
      For the Years Ended June 30, 1999, 1998 and 1997                 F-6

  Notes to Consolidated Financial Statements                    F-7 - F-17

  Report of Independent Certified Public Accountants on
      Supplemental Schedule                                           F-18

  Schedule II - Valuation and Qualifying Accounts and
      Reserves - For the Years Ended June 30, 1999,
      1998 and 1997                                                   F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
================================================================================


Board of Directors and Shareholders
Suprema Specialties, Inc.
Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Suprema Specialties, Inc. and Subsidiaries, as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suprema Specialties, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.








                                                              BDO Seidman, LLP

Woodbridge, New Jersey
August 9, 1999

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                       June 30,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
                                     ASSETS
Current:
   Cash                                                      $    358,214    $    489,890
   Accounts receivable, net of allowances of
     $570,290 and $470,290 at June 30, 1999
     and 1998, respectively                                    36,007,542      23,239,810
   Inventories                                                 35,918,720      28,511,930
   Prepaid expenses and other current assets                      596,023         688,117
   Income taxes receivable                                             --         235,348
   Deferred income taxes                                          228,000         188,000
                                                             ------------    ------------
       TOTAL CURRENT ASSETS                                    73,108,499      53,353,095

PROPERTY, PLANT AND EQUIPMENT, net                              7,085,948       6,999,695

OTHER ASSETS                                                    1,804,528       1,728,616
                                                             ------------    ------------
                                                             $ 81,998,975    $ 62,081,406
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                          $ 12,123,099    $  7,469,422
   Current portion of capital leases                              550,761         500,964
   Mortgage payable - current                                      49,220          43,457
   Income taxes payable                                         1,710,000              --
   Accrued expenses and other
     current liabilities                                        2,409,839       1,467,034
                                                             ------------    ------------
       TOTAL CURRENT LIABILITIES                               16,842,919       9,480,877

DEFERRED INCOME TAXES                                           1,120,000         956,186

REVOLVING CREDIT LOAN                                          30,441,599      21,262,000

SUBORDINATED DEBT                                              10,500,000      10,500,000

LONG-TERM CAPITAL LEASES                                        1,715,327       2,266,090

MORTGAGE PAYABLE                                                  868,468         921,413
                                                             ------------    ------------
                                                               61,488,313      45,386,566
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000
     shares authorized, 4,598,897 and 4,562,800
     issued, respectively                                          45,988          45,628
   Additional paid-in capital                                  11,247,154      11,243,347
   Retained earnings                                            9,613,890       5,405,865
   Treasury stock at cost, 78,370 shares
     at June 30, 1999                                            (396,370)             --
                                                             ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                              20,510,662      16,694,840
                                                             ------------    ------------
                                                             $ 81,998,975    $ 62,081,406
                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
================================================================================

                                                         Years ended June 30,
                                            -----------------------------------------------
                                                 1999             1998             1997
                                            -------------    -------------    -------------
Net sales                                   $ 176,281,035    $ 108,140,007    $  88,311,454
Cost of sales                                 146,351,545       89,395,062       73,263,129
                                            -------------    -------------    -------------
       Gross margin                            29,929,490       18,744,945       15,048,325
                                            -------------    -------------    -------------

Operating expenses:
   Selling and shipping expenses               14,045,503        8,024,823        9,175,567
   General and administrative
     expenses                                   4,421,124        3,636,090        2,180,576
                                            -------------    -------------    -------------
                                               18,466,627       11,660,913       11,356,143
                                            -------------    -------------    -------------

Income from operations                         11,462,863        7,084,032        3,692,182
Interest expense                               (4,328,838)      (2,916,992)      (2,231,820)
Other                                                  --               --       (1,259,081)
                                            -------------    -------------    -------------
                                               (4,328,838)      (2,916,992)      (3,490,901)
                                            -------------    -------------    -------------
Earnings before income taxes and
   extraordinary item                           7,134,025        4,167,040          201,281
Income taxes                                    2,926,000        1,750,157           80,500
                                            -------------    -------------    -------------
Earnings before extraordinary item              4,208,025        2,416,883          120,781
Extraordinary item - loss on
   extinguishment of debt (net
   of income tax of $762,000)                          --        1,011,001               --
                                            -------------    -------------    -------------

Net earnings                                $   4,208,025    $   1,405,882    $     120,781
                                            =============    =============    =============

Basic earnings per share
   before extraordinary item                $         .93    $         .53    $         .03
                                            =============    =============    =============

Basic earnings per share related
   to extraordinary item                    $          --    $        (.22)   $          --
                                            =============    =============    =============

Basic earnings per share                    $         .93    $         .31    $         .03
                                            =============    =============    =============

Diluted earnings per share
   before extraordinary item                $         .86    $         .51    $         .02
                                            =============    =============    =============

Diluted earnings per share related
   to extraordinary item                    $          --    $        (.21)   $          --
                                            =============    =============    =============

Diluted earnings per share                  $         .86    $         .30    $         .02
                                            =============    =============    =============

Basic weighted average shares outstanding       4,536,605        4,562,800        4,552,146
                                            =============    =============    =============

Diluted weighted average shares
   outstanding                                  4,883,685        4,744,919        5,039,995
                                            =============    =============    =============


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                             Common stock              Additional             Treasury stock
                                      ----------------------------      paid-in        ----------------------------       Retained
                                         Shares          Amount         capital           Shares          Amount          earnings
                                      ------------    ------------    ------------     ------------    ------------     ------------
Balance, June 30, 1996                   4,300,193    $     43,002    $ 10,163,537               --    $         --     $  3,879,202

Net proceeds from
   underwriters over
   allotment                               225,000           2,250       1,021,791               --              --               --

Exercise of stock
   options and warrants                     37,607             376          58,019               --              --               --

Net earnings                                    --              --              --               --              --          120,781
                                      ------------    ------------    ------------     ------------    ------------     ------------
Balance, June 30, 1997                   4,562,800          45,628      11,243,347               --              --        3,999,983

Net earnings                                    --              --              --               --              --        1,405,882
                                      ------------    ------------    ------------     ------------    ------------     ------------
Balance, June 30, 1998                   4,562,800          45,628      11,243,347               --              --        5,405,865

Exercise of stock
   options and warrants                      1,667              16           4,151               --              --               --

Exercise of cashless
   warrants from
   investment broker                        34,430             344            (344)              --              --               --

Net earnings                                    --              --              --               --              --        4,208,025

Acquisition of
   treasury stock                               --              --              --           78,370        (396,370)              --
                                      ------------    ------------    ------------     ------------    ------------     ------------
Balance, June 30, 1999                   4,598,897    $     45,988    $ 11,247,154           78,370    $   (396,370)    $  9,613,890
                                      ============    ============    ============     ============    ============     ============


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                   Years ended June 30,
                                                       --------------------------------------------
                                                           1999            1998            1997
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $  4,208,025    $  1,405,882    $    120,781
Adjustments to reconcile net earnings to
   net cash used in operating activities:
     Depreciation                                           581,017         504,603         990,877
     Amortization                                           295,858         143,343         242,203
     Provision for doubtful accounts                        100,000              --              --
     Loss on sale leaseback transaction                          --              --       1,259,085
     Write-off of prepaid commissions/licensing fees             --              --         943,863
     Deferred income tax provision (recovery)               122,000         403,000        (199,500)
     Extraordinary loss on extinguishment of debt                --       1,011,001              --
     (Increase) decrease in assets:
      Accounts receivable                               (12,867,732)     (8,572,802)     (5,861,207)
      Inventories                                        (7,406,790)     (6,049,509)     (5,561,066)
      Prepaid expenses and other current assets              92,094          (8,336)        330,945
      Prepaid income taxes                                  235,348         685,895        (717,225)
      Other assets                                         (371,770)        (49,133)      1,403,907
     Increase (decrease) in liabilities:
      Accounts payable                                    4,653,677       2,057,944      (1,092,998)
      Income taxes payable                                1,710,000         751,062        (244,413)
      Accrued expenses and other current
        liabilities                                         944,619         661,280         236,252
                                                       ------------    ------------    ------------
          Net cash used in operating activities          (7,703,654)     (7,055,770)     (8,148,496)
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property plant
   and equipment                                           (667,270)     (1,039,215)     (2,852,287)
                                                       ------------    ------------    ------------
          Net cash used in investing activities            (667,270)     (1,039,215)     (2,852,287)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                    54,302,599      29,554,981      36,791,000
  Repayment of revolving credit loan                    (45,123,000)    (23,882,837)    (28,941,144)
  Proceeds from subordinated loan                                --      10,500,000              --
  Proceeds from secondary offering/options                       --              --       1,082,436
  Deferred financing costs in connection with new
   subordinated debt                                             --        (797,584)             --
  Principal payments of mortgage                            (47,182)        (39,875)        (36,588)
  Principal payments of capital leases                     (500,966)       (436,422)     (6,420,125)
  Payments to retire subordinated loan and
   repurchase warrants                                           --      (6,793,613)             --
  Proceeds from sale-leaseback                                   --              --       9,565,000
  Proceeds from exercise of stock options                     4,167              --              --
  Costs in connection with sale-leaseback                        --              --      (1,088,436)
  Acquisition of treasury stock                            (396,370)             --              --
                                                       ------------    ------------    ------------
          Net cash provided by financing activities       8,239,248       8,104,650      10,952,143
                                                       ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                            (131,676)          9,665         (48,640)
CASH, beginning of period                                   489,890         480,225         528,865
                                                       ------------    ------------    ------------
CASH, end of period                                    $    358,214    $    489,890    $    480,225
                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest (net of amount capitalized of $55,000
     in 1998 and $51,996 in 1997)                      $  3,774,024    $  2,669,167    $  2,403,700
   Income taxes                                             830,000          32,070       1,233,187
Noncash investing and financing transactions:
   Purchases of property and equipment through
     capital leases                                              --         330,000       3,653,262


           See accompanying notes to consolidated financial statements

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease, including renewal options that are probable of exercise, or the useful lives of the assets. Equipment under capitalized leases is being amortized over the useful lives of the assets.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded in each of the three years in the period ended June 30, 1999.

Financing Costs

The Company amortizes the deferred financing costs incurred in connection with the Company's borrowings over the life of the related indebtedness (3-10 years). Such costs amounted to $1,677,325 and $1,744,519 at June 30, 1999 and 1998,
respectively.

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

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

The Company expenses advertising costs as incurred and cooperative advertising costs when related revenue is recognized. Advertising costs amounted to approximately $5,860,000, $2,864,000 and $3,004,000 in 1999, 1998 and 1997,
respectively, and are reflected in selling and shipping expenses in the accompanying statements of earnings.

Stock-Based Compensation

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of earnings and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 10).

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

Risks and Uncertainties

In December 1997, the Company formalized a two year collective bargaining agreement with the employees of Suprema Specialties West, which represent 50% of the total workforce. The agreement expires on December 1, 1999. The Company considers its relations with its employees to be good.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amounts reported for revolving credit and long-term debt approximate fair value because the interest rates on these instruments are subject to changes with market interest rates or approximate rates for loans with similar terms and maturities.

The fair value of the long-term debt and capital leases approximates the recorded value based on borrowing rates currently available for loans with similar terms and maturities.

              SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the assumed exercise of stock options using the treasury stock method that could potentially dilute earnings per share.

Treasury Stock

Treasury stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Effect of New Accounting Pronouncements

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, as amended by SFAS 137, is effective for the Company's 2001 fiscal year. Based on an assessment of current operations, management does not expect SFAS 133 to be applicable to the Company.

Reclassifications

Certain items have been reclassified in the 1998 and 1997 financial statements to conform to the current year presentation.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                           June 30,
                                               ---------------------------------
                                                  1999                  1998
                                               -----------           -----------

Raw materials                                  $ 9,110,302           $ 3,640,655
Finished goods                                  25,848,208            24,046,053
Packaging                                          960,210               825,222
                                               -----------           -----------
                                               $35,918,720           $28,511,930
                                               ===========           ===========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                           June 30,
                                               ---------------------------------
                                                  1999                  1998
                                               -----------           -----------

Property and plant                             $ 1,553,859           $ 1,545,900
Equipment                                        5,715,095             4,937,767
Leasehold improvements                           1,173,271             1,182,662
Furniture and fixtures                             202,544               183,075
Delivery equipment                                  48,178                48,178
Construction in progress                           462,165               590,259
                                               -----------           -----------
                                                 9,155,112             8,487,841
Less: Accumulated depreciation and
   amortization                                  2,069,164             1,488,146
                                               -----------           -----------
                                               $ 7,085,948           $ 6,999,695
                                               ===========           ===========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

In May 1997, the Company entered into a sale-leaseback transaction whereby fixed assets with a net book value of $10,824,082 were sold for $9,565,000 and leased back under operating leases. In connection with this transaction, $4,847,382 of capital leases were paid in full. A loss of $1,259,081 resulted from this transaction which is reflected as other expense. The Company incurred costs of $1,088,436 primarily related to prepayment penalties on the capital leases. These direct costs have been included in other assets and are being amortized over eight years, the life of the operating lease.

Included in property, plant and equipment are plant and equipment acquired under capital leases with an initial cost of $3,419,067 and $3,419,067 and accumulated amortization of $833,743 and $539,313 as of June 30, 1999 and 1998, respectively.

NOTE 5 - MARKETING SERVICE AGREEMENTS

Prior to 1994, the Company entered into marketing service agreements with unaffiliated third parties expiring at various dates through June 1998, pursuant to which the Company was provided with certain marketing and program support services, including the payment of advertising promotional expenditures by such parties in exchange for commissions based on Company sales of specified products. In addition, two of the agreements provided that after an initial period (as defined in the agreements) the Company or the providers of the marketing services have the right to convert some or all of the remaining estimated commissions to common stock of the Company at the market price at the time of conversion. For the year ended June 30, 1997, commission expenses related to the marketing service agreements, was approximately $794,000.

During 1994, 1995 and 1996, portions of these agreements were prepaid, with the 1996 amount being the final settlement of the remaining agreements. These amounts were being charged to expense over the remaining three years of the related agreements as the applicable sales revenue was recorded. In the fourth quarter of 1997, as a result of a review of the Company's retail cheese business, it was determined the remaining asset amounts, $943,863, no longer had continuing value. This amount was written off and was included in selling and shipping expenses.


NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                                     June 30,
                                     ------------------------------------------
                                         1999           1998            1997
                                     -----------    -----------     -----------
Current:
   Federal                           $ 2,243,000    $ 1,145,000     $   233,000
   State                                 561,000        202,000          47,000
                                     -----------    -----------     -----------
                                       2,804,000      1,347,000         280,000
                                     -----------    -----------     -----------
Deferred:
   Federal                               104,000        343,000        (169,600)
   State                                  18,000         60,000         (29,900)
                                     -----------    -----------     -----------

                                         122,000        403,000        (199,500)
                                     -----------    -----------     -----------

Provision for income taxes           $ 2,926,000    $ 1,750,000     $    80,500
                                     ===========    ===========     ===========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 6 - INCOME TAXES (continued)

The following reconciles income taxes at the U.S. statutory rate to the provision for income taxes:
                                                         June 30,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------

Computed tax expense at statutory rates    $2,425,600   $1,416,800   $   68,000
State taxes, net of federal tax benefit       382,100      262,100       10,500
Travel and entertainment expenses not
   deductible                                  34,000       17,000        2,000
Officers life insurance not deductible          5,500        5,400        3,500
Other, net                                     78,800       48,900       (3,500)
                                           ----------   ----------   ----------

                                           $2,926,000   $1,750,200   $   80,500
                                           ==========   ==========   ==========


Deferred income taxes arise from the difference between book and tax accounting for depreciation, the allowance for doubtful accounts, financing fees and product introduction costs.

The net deferred tax liabilities are comprised of the following components as of June 30, 1999 and 1998:
                                                           June 30,
                                               --------------------------------
                                                  1999                 1998
                                               -----------          -----------

Depreciation                                   $   389,000          $   279,419
Product introduction costs                           6,648               44,913
Deferred sale leaseback costs                      326,531              390,427
Financing fees                                     397,821              241,427
                                               -----------          -----------
                                                 1,120,000              956,186
Accounts receivable reserve                       (228,000)            (188,000)
                                               -----------          -----------
                                               $   892,000          $   768,186
                                               ===========          ===========

NOTE 7 - LONG-TERM DEBT

Revolving Credit Loan

In December 1998, the long-term revolving credit facility (the "Facility") between the Company and a bank was amended to increase the line to $35,000,000 through November 2000. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 2% (7.75% as of June 30, 1999). The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. In connection with obtaining the Facility, the Company and Suprema Specialties Northeast, Inc. has agreed to pay a commitment fee on the average daily unused portion of the Facility, equal to 1/4 of 1% per annum. Advances under this Facility are limited to 80% of eligible accounts receivable and 40% of all inventory (except packaging material), as defined in the Facility agreement. The Facility agreement contains three restrictive financial covenants, including the maintenance of specified total debt to net worth ratios, minimum levels of tangible net worth, and debt service coverage ratios, as defined, and a restriction on dividends to common shareholders. As of June 30, 1999, the Company was in compliance with these covenants.

At June 30, 1999, the Company had approximately $4,501,000 available for borrowing under the Facility. Borrowings are required to be repaid in November 2000.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


In July 1999, the agreement was amended to increase the line to $40,000,000.

Subordinated Debt Facility

In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan was secured by a subordinated security interest in substantially all of the assets of the Company and was subordinated to the loan of the Company's senior lender. The loan bore interest at 11 3/4% per annum. In connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for nominal additional consideration for 354,990 shares of the Company's Common Stock. After October 1, 2000, or upon the occurrence of certain other events, the Fund had the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair value at date of issue, $1,100,000. The corresponding debt discount was being amortized over the life of the loan on the interest rate method. At June 30, 1997, the value of the put option was approximately $1,171,000.

In October 1997, the Company entered into an agreement with another bank pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds was used to retire the $5.0 million subordinated debt and the repurchase of warrants attached to the subordinated debt. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net of tax. The extraordinary loss was comprised of
(i) the prepayment penalty of $1,279,000 and the write-off of deferred financing costs and debt discount of $494,000, net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States (collectively, the "Funds") pursuant to which the Funds loaned $10,500,000 to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The loan bears interest at 16 1/2% per annum. Interest is payable monthly at the rate of 12% with the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3,500,000 on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered to the Funds, a Warrant to purchase 105,000 shares of the Company's common stock exercisable at $4.125 (the market price at the date of the agreement). The values ascribed to such warrants and the related amortization expense are not material. The warrant is exercisable through March 1, 2006.

Mortgage Payable

On March 29, 1996, the Company purchased its Paterson production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note bore interest at 8.51% per annum. On March 29, 1999, the Company refinanced the mortgage for the principal amount of $929,573. The seven year note, which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 7 - LONG-TERM DEBT (continued)

Mortgage Payable (cont)

Principal payments on long-term debt over the next five years and thereafter are as follows:

     2000                                                       $    49,220
     2001                                                        30,495,167
     2002                                                            57,928
     2003                                                            62,643
     2004                                                         3,567,743
     Thereafter                                                   7,626,586
                                                                -----------
                                                                $41,859,287
                                                                ===========


NOTE 8 - CAPITAL LEASES

There are various equipment and furniture and fixtures financed under capital leases. These leases have interest rates ranging from 6.7% to 11.5%. At June 30, 1999, the Company's future minimum lease payments under capital leases are as follows:

     2000                                                        $  804,333
     2001                                                           800,333
     2002                                                           642,431
     2003                                                           590,629
     2004                                                            87,661
                                                                 ----------
     Total minimum lease payments                                 2,925,387
     Less: amount representing interest                             659,299
                                                                 ----------
     Present value of minimum lease payments                      2,266,088
     Less: current portion                                          550,761
                                                                 ----------
     Long-term portion of capital leases                         $1,715,327
                                                                 ==========


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease

The Company rents warehouse space and certain equipment under lease arrangements classified as operating leases. The lease for the production facilities in Manteca, CA, which was renewed in December 1994, expires 10 years from the date of completion of construction of each segment of the facility with two five year renewal options. The Company also leases its Ogdensburg, NY, facility. The lease is for 5 years with three 5 year renewals at the Company's option. Rent expense was approximately $2,971,000, $2,400,000 and $922,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Future minimum rental payments under non-cancelable operating leases are approximately $3,110,000 for each year through 2004 and $4,093,000 thereafter.

Contingencies

The Company is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

              SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 10 - STOCKHOLDERS' EQUITY

In June 1996, the Company completed a public offering for 1,500,000 shares of its $.01 par value common stock of which 1,000,000 shares were issued by the Company and 500,000 shares were offered by selling shareholders upon conversion of 500,000 shares of the Company's convertible preferred stock at a purchase price of $5.50 per share. Gross proceeds from the offering were approximately $4,481,350. The Company received no proceeds from the shares issued during the offering from those shares offered by the selling shareholders.

In 1997, an additional 225,000 shares of Common Stock were sold pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,024,000.

Stock Option Plan

On February 11, 1991, the Company adopted the 1991 Stock Option Plan. In December 1998, the Company adopted the 1998 Stock Option Plan (collectively, the "Plans"). Under the Plans, officers, directors and key employees of the Company are eligible to receive up to 900,000 and 500,000 incentive and/or non-qualified stock options, respectively. The Plans, which expire in February 2001 and November 2008, respectively, are administered by the board of directors. The selection of participants, allotment of shares, determination of price and other conditions of the grant of options are determined by the board of directors at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plans vest evenly over the first three years and are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

Stock option transactions under the Plan are summarized as follows:

                                                         Weighted                  Weighted
                                             1991        Average        1998       Average
                                             Plan        Exercise       Plan       Exercise
                                            Shares        Price        Shares        Price
                                           --------      --------     --------     --------
Outstanding at June 30, 1996                346,000      $   3.66           --           --
    Granted                                 176,000      $   3.84           --           --
    Exercised                               (13,500)     $   3.08           --           --
                                           --------      --------     --------     --------
Outstanding at June 30, 1997                508,500      $   3.73           --           --
    Granted                                 243,000      $   3.25           --           --
    Exercised                                    --            --           --           --
                                           --------      --------     --------     --------
Outstanding at June 30, 1998                751,500      $   3.58           --           --
    Granted                                 134,250      $   3.17      143,000     $   4.63
    Exercised                                (1,667)     $   2.50           --           --
                                           --------      --------     --------     --------
Outstanding at June 30, 1999                884,083      $   3.52      143,000     $   4.63
                                           ========      ========     ========     ========

Options exercisable at June 30, 1999        529,362      $   3.65           --           --
                                           ========      ========     ========     ========
Weighted - average fair value of
    options granted during fiscal 1997      176,000      $   2.21           --           --
                                           ========      ========     ========     ========
Weighted - average fair value of
    options granted during fiscal 1998      243,000      $   1.22           --           --
                                           ========      ========     ========     ========
Weighted - average fair value of
    options granted during fiscal 1999      134,250      $   1.79      143,000     $   2.66
                                           ========      ========     ========     ========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

Stock Option Plan (cont)

The following table summarizes information about stock options outstanding at June 30, 1999:

                                                 Options Outstanding                               Options Exercisable
                             -------------------------------------------------------        -----------------------------------
                                                     Weighted-
                                                      Average            Weighted-                                  Weighted-
      Range of                 Number of             Remaining            Average                                    Average
      Exercise                  Options             Contractual          Exercise             Number                Exercise
     Prices ($)               Outstanding           Life (Years)         Price ($)          Exercisable             price ($)
-------------------------------------------------------------------------------------------------------------------------------
1991 Plan
    2.50 to 4.00                 764,083                7.40               $3.34               412,692                $3.37
    4.00 to 5.63                 120,000                6.40                4.65               116,670                $4.63
-------------------------------------------------------------------------------------------------------------------------------
    2.50 to 5.63                 884,083                7.25               $3.52               529,362                $3.65
===============================================================================================================================
1998 Plan
        4.63                     143,000                9.75               $4.63                    --                   --
===============================================================================================================================


Under the accounting provisions of SFAS 123, the Company's net earnings and earnings per share before extraordinary item would have been:

                                                                              June 30,
                                                          -------------------------------------------------
                                                               1999              1998              1997
                                                          -------------     -------------     -------------
Earnings before extraordinary item:
     - as reported                                        $   4,208,025     $   2,416,883     $     120,781
     - pro forma                                              3,999,219         2,259,454            44,887
Basic earnings per share before extraordinary item:
     - as reported                                                  .93               .53               .03
     - pro forma                                                    .88               .50               .01
Diluted earnings per share before extraordinary item:
     - as reported                                                  .86               .51               .02
     - pro forma                                                    .82               .48               .01

The pro forma effect on net earnings and earnings per share for 1999, 1998 and 1997 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 44% in 1999, 46% in 1998 and 35% in 1997; risk free interest rate of 5.0% in 1999, 5.8% in 1998 and 6.7% in 1997; expected lives of 10 years; and no dividend yield.

Warrants

During 1994 and 1993, a total of 195,000 warrants were issued to unaffiliated parties at exercise prices ranging from $3.00 to $6.05 per share. At June 30, 1999, these warrants are exercisable and expire in 2003 and 2004.

As discussed in Note 7, the Company granted warrants in October 1997, to purchase 105,000 shares of common stock exercisable at $4.125 per share through March 2006.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 11 - EARNINGS PER SHARE

Basic and diluted earnings per share for each of the three years ended June 30, 1999, 1998 and 1997 are calculated as follows:

                                                Net
                                              Earnings        Shares        Per share
                                             (Numerator)   (Denominator)     Amount
                                             -----------------------------------------
For the year ended June 30, 1999:
   Basic earnings per share                  $4,208,025      4,536,605     $       .93
Effect of assumed conversion of
     employee stock options and warrants             --        347,080             .07
                                             -----------------------------------------
   Diluted earnings per share                $4,208,025      4,883,685     $       .86
                                             =========================================
For the year ended June 30, 1998:
   Basic earnings per share                  $1,405,882      4,562,800     $       .31
Effect of assumed conversion of
     employee stock options                          --        182,119             .01
                                             -----------------------------------------
   Diluted earnings per share                $1,405,882      4,744,919     $       .30
                                             =========================================
For the year ended June 30, 1997:
   Basic earnings per share                  $   120,781     4,552,146     $       .03
Effect of assumed conversion of
     employee stock options and warrants             --        487,849             .01
                                             -----------------------------------------
   Diluted earnings per share                $   120,781     5,039,995     $       .02
                                             =========================================

The earnings per share computation for the year ended June 30, 1999 was based upon the 4,562,800 shares outstanding at the beginning of the year less a proration of the 78,370 shares of treasury stock repurchased during the fiscal year ended June 30, 1999. Also included in the weighted average number of common shares are the pro-rata portion of 34,430 shares issued upon the exercise of cashless warrants granted to an investment banker in 1994 in connection with the private placement of Preferred Stock, options exercised by an employee, as well as incremental shares attributable to assumed exercise of options and warrants.

The earnings per share computation for the year ended June 30, 1998 was based upon 4,562,800 shares outstanding during the year; 569,400 shares issuable under stock options and the warrants were excluded from the calculation since the exercise price exceeded the average fair market value of the Company's common stock during the period.

The earnings per share computation for the year ended June 30, 1997 was based upon 4,300,193 shares outstanding at the beginning of the year, plus a pro rated 225,000 shares arising from the issuance of common stock issued upon exercise of the underwriters over allotment option in the Company's secondary public offering; 286,000 shares issuable under stock option were excluded from the calculation since the exercise price exceeded the average fair market value of the Company's common stock during the period.

Stock Repurchase Program

In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of the Company's common stock. As of June 30, 1999, the Company has repurchased 78,370 shares of its common stock for a cost of approximately $396,370.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 12 - CONCENTRATION OF CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers concentrations of credit risk are very limited. The Company also provides an allowance for bad debts for accounts receivable where there is a possibility for loss.

The Company maintains demand deposits with major banks. At June 30, 1999 and 1998, all of the Company's cash was held in one major bank.

NOTE 13 - MAJOR CUSTOMERS

During the fiscal year ended June 30, 1999, the Company had sales to a major customer of approximately $32,305,000, representing approximately 18% of net sales. At June 30, 1999, three customers represented 33%, 19% and 14% of net accounts receivable.

During the fiscal year ended June 30, 1998, the Company had sales to a major customer of approximately $19,600,000, representing approximately 18% of net sales. At June 30, 1998, three customers represented 33%, 17% and 14% of net accounts receivable.

During the fiscal year ended June 30, 1997, the Company had sales to two major customers of approximately $12,125,000 and $9,099,000 representing approximately 14% and 10% of net sales, respectively. At June 30, 1997, one customer represented 19% of net accounts receivable and no other customers exceeded 10%.

NOTE 14 - EMPLOYEE BENEFITS

In July 1998, the Company instituted a 401(k) plan for all employees who are not covered under the collective bargaining agreement. Under the plan, the Company matches each eligible employees' contribution up to 25% of the employee's first 8% of contributions. Contributions during the year amounted to approximately $40,000 for the year ended June 30, 1999.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the 1999 and 1998 fiscal years (in thousands of dollars except per share data):

                                                                 First            Second              Third             Fourth
1999                                                            Quarter           Quarter            Quarter            Quarter
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $35,899           $45,652            $45,863            $48,867
Gross profit                                                      6,125             7,925              7,706              8,173
Income from operations                                            2,419             2,817              2,878              3,348
Net earnings                                                        815             1,041              1,056              1,296
Basic earnings per share                                            .18               .23                .23                .29
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                          .17               .21                .21                .27
=================================================================================================================================
1998
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $25,156           $26,113            $26,407            $30,464
Gross profit                                                      4,272             4,471              4,725              5,277
Income from operations                                            1,450             1,657              1,830              2,147
Earnings before extraordinary item                                  478               610                635                694
Extraordinary item, net                                              --            (1,011)                --                 --
Net earnings                                                        478              (401)               635                694
Net earnings per share before                                       .10               .13                .14                .16
   extraordinary item
Extraordinary item                                                   --              (.22)                --                 --
Basic earnings per share                                            .10              (.09)               .14                .16
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                          .10              (.09)               .14                .15
=================================================================================================================================

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Suprema Specialties, Inc.
Paterson, New Jersey

The audits referred to in our report dated August 9, 1999 relating to the consolidated financial statements of Suprema Specialties, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the June 30, 1999, 1998 and 1997 financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.







                                                              BDO Seidman, LLP

Woodbridge, New Jersey
August 9, 1999

                                                                     Schedule II
SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999


                                     Balance at         Charged to         Charged to                            Balance at
                                    Beginning of        Costs and            Other            Deductions          End of
        Description                    Period          Expenses (1)         Accounts             (2)              Period
-----------------------------         --------          ---------          ---------          ---------          --------
YEAR ENDED JUNE 30, 1997
Accounts receivable
      allowance                       $508,290          $      --          $      --          $  38,000          $470,290
                                      ========          =========          =========          =========          ========

YEAR ENDED JUNE 30, 1998
Accounts receivable
      allowance                       $470,290          $      --          $      --          $      --          $470,290
                                      ========          =========          =========          =========          ========

YEAR ENDED JUNE 30, 1999
Accounts receivable
      allowance                       $470,290          $ 100,000          $      --          $      --          $570,290
                                      ========          =========          =========          =========          ========


(1) To increase accounts receivable allowance.

(2) Uncollectible accounts written off, net of recoveries.