Form 10-Q
period 1999-09-30
SUPREMA SPECIALTIES INC
filed 1999-11-12
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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


                              510 EAST 35TH STREET
                         PATERSON, NEW JERSEY 07543-0280
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (973) 684-2900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

As of November 5, 1999 there were 4,390,526 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.         FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                    Consolidated Balance Sheets as of                         3
                    September 30, 1999 and June 30, 1999

                    Consolidated Statements of Earnings                       4
                    For The Three Month Periods Ended
                    September 30, 1999 and 1998

                    Consolidated Statements of Cash Flows                     5
                    For the Three Month Periods Ended
                    September 30, 1999 and 1998

                    Notes to Consolidated Financial                           6
                    Statements

       ITEM 2.  Management's Discussion and Analysis of                       9
                    Financial Condition and Results of
                    Operations


PART II.        OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K                             12


Signatures                                                                   13

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    Sept. 30,       June 30,
                                                      1999            1999
                                                  ------------    ------------
                                                   (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                            $    428,267    $    358,214
  Accounts receivable, net of allowances
    of $570,290 at Sept. 30, 1999 and
    $570,290 at June 30, 1999                       44,744,770      36,007,542
  Inventories                                       38,281,722      35,918,720
  Prepaid expenses and other current assets          1,121,209         596,023
  Deferred income taxes                                228,000         228,000
                                                  ------------    ------------
      Total current assets                          84,803,968      73,108,499

PROPERTY AND EQUIPMENT, NET                          7,172,751       7,085,948

OTHER ASSETS                                         1,433,003       1,804,528
                                                  ------------    ------------
                                                  $ 93,409,722    $ 81,998,975
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $ 17,075,598    $ 12,123,099
  Current portion of long-term obligations             564,932         550,761
  Mortgage payable - current                            50,192          49,220
  Income taxes payable                                 942,945       1,710,000
  Accrued expenses and other current
    liabilities                                      2,343,185       2,409,839
                                                  ------------    ------------
    Total current liabilities                       20,976,852      16,842,919

DEFERRED INCOME TAXES                                1,120,000       1,120,000

REVOLVING CREDIT LOAN                               37,500,000      30,441,599

SUBORDINATED DEBT                                   10,500,000      10,500,000

LONG-TERM CAPITAL LEASES                             1,568,667       1,715,327

MORTGAGE PAYABLE                                       855,549         868,468
                                                  ------------    ------------
                                                    72,521,068      61,488,313
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 10,000,000
    shares authorized, 4,602,230 and 4,598,897
    issued and outstanding at Sept. 30, 1999
    and June 30, 1999, respectively                     46,022          45,988
  Additional paid-in capital                        11,257,953      11,247,154
  Retained earnings                                 11,027,299       9,613,890
  Treasury stock at cost, 213,370 at Sept. 30,
  1999 and 78,370 at June 30, 1999                  (1,442,620)       (396,370)
                                                  ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                 20,888,654      20,510,662
                                                  ------------    ------------
                                                  $ 93,409,722    $ 81,998,975
                                                  ============    ============

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------

NET SALES                                            $61,381,116    $35,898,828

COST OF SALES                                         51,397,315     29,773,379
                                                     -----------    -----------
 GROSS MARGIN                                          9,983,801      6,125,449
                                                     -----------    -----------

EXPENSES:
  Selling and shipping expenses                        5,123,237      2,913,963
  General and administrative expenses                  1,247,465        792,900
                                                     -----------    -----------
                                                       6,370,702      3,706,863
                                                     -----------    -----------
INCOME FROM OPERATIONS                                 3,613,099      2,418,586

OTHER INCOME (EXPENSE)
  Interest expense, net                               (1,259,690)    (1,036,550)
  Other                                                       --             --
                                                     -----------    -----------
                                                      (1,259,690)    (1,036,550)

EARNINGS BEFORE INCOME TAXES                           2,353,409      1,382,036

INCOME TAXES                                             940,000        567,000
                                                     -----------    -----------

NET EARNINGS                                           1,413,409        815,036
                                                     ===========    ===========

EARNINGS PER SHARE OF COMMON STOCK:

    BASIC EARNINGS PER SHARE                         $       .31    $       .18
                                                     ===========    ===========

    DILUTED EARNINGS PER SHARE                       $       .27    $       .17
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          4,480,775      4,561,514
                                                     ===========    ===========

    DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        5,206,658      4,683,897
                                                     ===========    ===========

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                      -----------------------------
                                                          1999             1998
                                                      ------------     ------------
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                      $  1,413,409     $    815,036
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                        150,676          133,721
      Provision for doubtful accounts                           --               --
      (Increase) decrease in assets:
        Accounts receivable                             (8,737,228)      (1,946,357)
        Inventories                                     (2,363,002)      (2,510,560)
        Prepaid expenses and other
          current assets                                  (525,186)        (518,119)
        Prepaid Income Taxes                                    --               --
        Other assets                                       371,525          101,045
      Increase (decrease) in liabilities:
        Accounts payable                                 4,952,499          389,131
        Income taxes payable                              (767,055)         400,279
        Accrued expenses and other current
          liabilities                                      (66,654)         393,380
        Deferred income taxes                                   --               --
                                                      ------------     ------------
          Net cash used in operating
            activities                                  (5,571,016)      (2,742,444)
                                                      ------------     ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                                (237,479)        (193,366)

          Net cash used in investing
            activities                                    (237,479)        (193,366)
                                                      ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                 $ 24,052,000     $ 11,557,334
  Principal payments of revolving credit loan          (16,993,599)      (8,634,000)
  Principal payments of capital leases                    (132,489)        (120,496)
  Principal payments of mortgage                           (11,947)         (10,516
  Proceeds from options                                     10,833               --
  Acquisition of treasury stock                         (1,046,250)         (13,863)
                                                      ------------     ------------
          Net cash provided by financing
            activities                                   5,878,548        2,778,459
                                                      ------------     ------------

NET DECREASE IN CASH                                        70,053         (157,351)

CASH, BEGINNING OF PERIOD                                  358,214          489,890
                                                      ------------     ------------
CASH, END OF PERIOD                                   $    428,267     $    332,539
                                                      ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
    Interest                                          $  1,261,150     $    917,550
                                                      ============     ============

    Income Taxes                                      $  1,673,866     $         --
                                                      ============     ============
  Noncash investing and financing
    transactions:
    Purchases of property and equipment through
      capital leases                                  $         --     $         --
                                                      ============     ============

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of September 30, 1999, the unaudited consolidated statements of earnings for the three month periods ended September 30, 1999 and 1998, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for the three month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this quarterly financial statement. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended June 30, 1999.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                   Sept. 30, 1999         June 30, 1999
                                   --------------         -------------
          Finished goods            $28,316,232            $25,848,208
          Raw materials               8,902,646              9,110,302
          Packaging                   1,062,844                960,210
                                    -----------            -----------
                                    $38,281,722            $35,918,720
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

     In October 1997, the Company entered into an agreement with Fleet Bank, pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds from such financing was used to retire $5.0 million of subordinated debt with the Fund and repurchase from the Fund warrants to purchase 354,990 shares of the Company's Common Stock. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net, during the second quarter of fiscal year 1998. The extraordinary loss was comprised of the prepayment penalty of $1,279,000 and the write-off of deferred financing costs and debt discount of $494,000,net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

     In March, 1998, the Company entered into a Loan and Security Agreement the "1998 Loan Agreement") with Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States ("Alliance") pursuant to which Alliance loaned $10,500,000 to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The loan bears interest at 16.5% with 12% interest payable currently and the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3,500,000 on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the 1998 Loan Agreement, the Company delivered a Warrant to Alliance to purchase up to 150,000 shares of the Company's Common stock at an exercise price of $4.12 per share. The warrant is exercisable until March 1, 2006. Proceeds of the Alliance loan were used to retire the bridge loan facility agreement with Fleet Bank, N.A.

4.   EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This statement effective for financial statements issued for periods ending after December 15,1997, requires restatement of all prior period EPS data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with provisions of SFAS No. 128

     The earnings per share for the three month periods ended September 30, 1999 and 1998 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares for the three months ended September 30, 1999, is based upon the 4,519,621 shares outstanding at the beginning of the year less a pro-rata portion of the 135,000 shares of treasury stock repurchased during the first quarter of fiscal year 1999, as well as the pro-rata portion of 3,333 shares issued upon the exercise of employee stock options. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three month period ended September 30, 1998 is based upon the 4,562,800 shares outstanding at the beginning of the year less a proration of the 4,500 shares of treasury stock repurchased during the first quarter of fiscal year 1999. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for the three month periods ended September 30, 1999 and September 30, 1998:

                                   Three months ended Sept 30, 1999         Three months ended Sept. 30,1998
                                 ------------------------------------     ------------------------------------
                                 Net Income     Shares      Per Share     Net Income     Shares      Per Share
                                 ----------   ----------    ---------     ----------   ----------    ---------
Basic earnings per share         $1,413,409    4,480,775       $.31       $  815,036    4,561,514       $.18
Effect of assumed conversion
of warrants and employee
stock options                                    725,883                                  122,383
                                 ----------   ----------       ----       ----------   ----------       ----
Diluted earnings per share       $1,413,409    5,206,658       $.27       $  815,036    4,683,897       $.17
                                 ==========   ==========       ====       ==========   ==========       ====

5.   TREASURY STOCK

     During the three months ended September 30, 1999, the Company in accordance with its stock repurchase plan, purchased 135,000 shares of its common stock at a cost of $1,046,250.

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

Results of Operations - Three months ended September 30, 1999 vs. three months ended September 30, 1998.

Net sales for the three months ended September 30, 1999 were approximately $61,381,000 as compared to approximately $35,898,000 for the three months ended September 30, 1998, an increase of approximately $25,483,000 or 71%. This increase reflects an increase in the average selling price for cheese (as a result of the higher CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) as well as an increase in sales volume for food service products manufactured by the Company.

The Company's gross margin increased by approximately $3,858,000, from approximately $6,125,000 for the three months ended September 30, 1998 to approximately $9,983,000 for the three months ended September 30, 1999, primarily as a result of an increase in the average selling price as a result of the higher CME Block Cheddar Market, as well as an increase in the Company's sales volume. The Company's gross margin as a percentage of sales decreased to 16.3% for the three months ended September 30, 1999 as compared to 17.1% for the three months ended September 30, 1998. The decrease in gross margin as a percentage of sales was due to higher cost of raw materials during the three months ended September 30, 1999 as well as the shift toward lower margin sales associated with the food service industry.

Selling and shipping expenses increased from approximately $2,914,000 during the three months ended September 30, 1998 to approximately $5,123,000 during the three months ended September 30, 1999, an increase of approximately $2,209,000. This increase was primarily due to an increase in advertising and promotional allowances, commission expenses, as well as shipping expenses associated with the Company's increased sales. As a percentage of sales, selling and shipping expenses increased slightly to 8.3% for the three months ended September 30, 1999 as compared to 8.1% for the three month period ended September 30, 1998. The increase in selling and shipping expenses as a percentage of sales is primarily due to increases in advertising and promotional expenses, commission expenses and shipping expenses in support of the Company's increased revenue growth.

General and administrative expenses increased from approximately $793,000 during the three months ended September 30, 1998 to approximately $1,247,000 for the three months ended September 30, 1999, or an increase of approximately $454,000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales general and administrative expenses decreased slightly from 2.2% during the three months ended September 30, 1998 to 2.0% for the three months ended September 30, 1999. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in the company's revenue growth partially offset by increases in personnel and other administrative expenses in support of the Company's revenue growth.

Net interest expense increased to approximately $1,259,000 for the three months ended September 30, 1999 as compared to approximately $1,037,000 for the three month period ended September 30, 1998, or an increase of approximately $222,000. The increase was the result of the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three months ended September 30, 1999 increased to $940,000 from $567,000 during the three months ended September 30, 1998. The increase is primarily a result of increased taxable income during the three months ended September 30, 1999.

Net earnings increased by approximately $598,000 to approximately $1,413,000 in the three month period ended September 30, 1999 from approximately $815,000 during the three month period ended September 30, 1998. The increase in net earnings is due to the increase in sales, partially offset by the increases in selling and shipping, general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At  September  30,  1999,  the  Company  had  working  capital of  approximately
$63,827,000, as compared with $56,265,000 at June 30, 1999, an increase of approximately $7,562,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales as well as an increase in pre-paid expenses and other current assets, partially offset by an increase in accounts payable.

The Company previously entered into certain capital lease financing transactions to purchase equipment. At September 30, 1999, the Company had obligations of approximately $2,133,000 under capital leases.

In March, 1996, the company purchased its Paterson New Jersey production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bore interest at 8.51% per annum was being amortized at a fifteen year rate and required a balloon payment at the end of year five of approximately $840,000. On March 29, 1999 the Company refinanced its mortgage on its Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At September 30, 1999, the Company had outstanding obligations of approximately $905,000 under the mortgage financing the purchase of the Paterson facility.

The Company has a bank revolving credit facility that, in September 1999, was amended to increase the line to $55,000,000 through November 2, 2001. The rate of interest on amounts borrowed under the revolving credit facility is the LIBOR rate plus 1.75%. The interest rate at September 30, 1999 was 7.375%. The facility is collateralized by all existing and acquired assets of the Company, as defined in the facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., the Company's wholly owned subsidiaries. In connection with obtaining the facility, the Company has agreed to pay a commitment fee on the average daily unused portion of the facility, equal to 1/4 of 1% per annum. The revolving credit loan agreement expires on November 2, 2001. Advances under this facility are limited to 80% of eligible accounts receivable and 40% of most inventory. The agreement contains restrictive covenants, including the maintenance of certain total debt to tangible net worth and debt service coverage ratios, the maintainence of certain minimum levels of tangible net worth, and certain limitations on capital expenditure. As of September 30, 1999, the Company is in compliance with these covenants. At September 30, 1999, the Company had $37,500,000 outstanding under the long-term revolving credit facility with approximately $7,963,000 available to borrow under the facility.

Management believes that the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities for the first quarter of Fiscal 2000 was approximately $5,571,000 as compared to $2,742,000 in the comparable period of Fiscal 1999. The use of cash in operations was primarily the result of increases in accounts receivable and inventory levels in support of the Company's increased sales and prepaid expenses and other current assets, partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in accounts payable. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the first quarter of fiscal 2000 was approximately $237,000, as compared with $193,000 in the first quarter of fiscal 1999. As a result, at September 30, 1999 the Company had cash of $428,267, as compared to $332,539 at September 30, 1998.

In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of the Company's common stock. As of September 30, 1999, the company has repurchased 213,370 shares of its common stock for a cost of approximately $1,442,620.

Year 2000 Issue

The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues would not be material. The Company anticipates that all of its operating systems are Year 2000 compliant. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company. However, the company has not determined whether its principal suppliers and customers are Year 2000 compliant. In the event any of the Company's principal suppliers and customers are not Year 2000 compliant, it may have a material adverse effect on the Company. The Company has not developed any contingincy plan in the event the Company experiences any Y2K difficulties.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

        10.1. Third Amended and Restated Revolving Loan, Guaranty and Security Agreement among the Company, Fleet Bank, N.A. (as successor to NatWest Bank N.A. and National Westminister Bank NJ), Sovereign Bank, Mellon Bank, N.A., Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated as of September 23, 1999.

        10.2 Secured Revolving Note from the Company to Mellon Bank, N.A., dated September 23, 1999.

        27.    Financial Data schedule

Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPREMA SPECIALTIES, INC.
                                                 (registrant)




Date:  November 5, 1999                 By:  /s/  Mark Cocchiola
                                             ---------------------------------
                                             Mark Cocchiola
                                             President &
                                             Chief Executive Officer



Date:  November 5, 1999                 By:  /s/  Steven Venechanos
                                             ---------------------------------
                                             Steven Venechanos
                                             Chief Financial Officer &
                                             Secretary