Form 10-Q
period 1999-12-31
SUPREMA SPECIALTIES INC
filed 2000-02-09
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

As of February 8, 2000 there were 4,407,193 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    --------

PART I. FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

               Consolidated Balance Sheets as of
               December 31, 1999 (unaudited) and June 30, 1999        3

               Consolidated Statements of Earnings
               For The Three and Six Month Periods Ended
               December 31, 1999  and 1998 (unaudited)                4

               Consolidated Statements of Cash Flows
               For the six Month Periods Ended
               December 31, 1999 and 1998 (unaudited)                 5

               Notes to Consolidated Financial                        6
               Statements


      ITEM 2.  Management's Discussion and Analysis of                9
                 Financial Condition and Results of
                 Operations


PART II. OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                           13

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   Dec. 31,        June 30,
                                                    1999             1999
                                                -------------    -------------
                                                 (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                           $     438,463    $     358,214
  Accounts receivable, net of allowances
    of $570,290 at Dec. 31, 1999 and
    $570,290 at June 30, 1999                       48,706,610       36,007,542
  Inventories                                       41,715,378       35,918,720
  Prepaid expenses and other current assets            935,849          596,023
  Deferred income taxes                                228,000          228,000
                                                 -------------    -------------

      Total current assets                          92,024,300       73,108,499

PROPERTY AND EQUIPMENT, NET                          7,371,759        7,085,948
OTHER ASSETS                                         1,343,568        1,804,528
                                                 -------------    -------------

                                                 $ 100,739,627    $  81,998,975
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $  16,422,528    $  12,123,099
  Current portion of long-term obligations             579,472          550,761
  Mortgage payable - short term                         51,184           49,220
  Income taxes payable                               1,276,777        1,710,000
  Accrued expenses and other current
    liabilities                                      1,970,458        2,409,839
                                                 -------------    -------------

      Total current liabilities                     20,300,419       16,842,919

DEFERRED INCOME TAXES                                1,120,000        1,120,000
REVOLVING CREDIT LOAN                               44,115,000       30,441,599
SUBORDINATED DEBT                                   10,500,000       10,500,000
LONG-TERM CAPITAL LEASES                             1,418,230        1,715,327
MORTGAGE PAYABLE - LONG TERM                           850,512          868,468
                                                 -------------    -------------
                                                    78,304,161       61,488,313

STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 10,000,000
    shares  authorized,  4,613,896 and
    4,598,897 issued and outstanding at
    December 31, 1999 and June 30, 1999                 46,138           45,988
  Additional paid-in capital                        11,300,623       11,247,154
  Retained earnings                                 12,531,325        9,613,890
  Treasury stock at cost, 213,370
  at Dec. 31, 1999
  And 78,370 at June 30, 1999                       (1,442,620)        (396,370)
                                                 -------------    -------------

      TOTAL STOCKHOLDERS' EQUITY                    22,435,466       20,510,662
                                                 -------------    -------------
                                                 $ 100,739,627    $  81,998,975
                                                 =============    =============

 See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                  Three Months Ended                  Six Months Ended
                                                      December  31,                     December 31,
                                              ------------------------------    ------------------------------
                                                  1999              1998             1999             1998
                                              -------------    -------------    -------------    -------------
Net sales                                     $  65,323,099    $  45,652,119    $ 126,704,215    $  81,550,947

Cost of sales                                    54,152,094       37,726,704      105,549,409       67,500,083
                                              -------------    -------------    -------------    -------------

    Gross margin                                 11,171,005        7,925,415       21,154,806       14,050,864
                                              -------------    -------------    -------------    -------------

Expenses:
 Selling and shipping                             5,485,953        3,928,240       10,609,190        6,842,203
 General and administrative                       1,679,736        1,180,045        2,927,201        1,972,945
                                              -------------    -------------    -------------    -------------

                                                  7,165,689        5,108,285       13,536,391        8,815,148
                                              -------------    -------------    -------------    -------------

Income from operations                            4,005,316        2,817,130        7,618,415        5,235,716

Other income (expense)
  Interest expense, net                          (1,418,290)      (1,053,080)      (2,677,980)      (2,089,630)
                                              -------------    -------------    -------------    -------------

                                                 (1,418,290)      (1,053,080)      (2,677,980)      (2,089,630)
                                              -------------    -------------    -------------    -------------

Earnings Before Income Taxes                      2,587,026        1,764,050        4,940,435        3,146,086

Income Taxes                                      1,083,000          723,000        2,023,000        1,290,000
                                              -------------    -------------    -------------    -------------

Net earnings                                  $   1,504,026    $   1,041,050    $   2,917,435    $   1,856,086
                                              =============    =============    =============    =============

EARNINGS PER SHARE OF COMMON STOCK:

Basic earnings per share                      $         .34    $         .23    $         .66    $         .41
                                              =============    =============    =============    =============

Diluted earnings per share                    $         .29    $         .21    $         .57    $         .39
                                              =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         Basic                                    4,399,620        4,543,257        4,440,197        4,552,385
         Diluted                                  5,100,196        4,923,816        5,143,589        4,803,857
                                              =============    =============    =============    =============


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                      ----------------------------
                                                          1999            1998
                                                      ------------    ------------
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                      $  2,917,435    $  1,856,086
    Adjustments to reconcile net earnings
      to net cash (used in) operating activities:

      Depreciation and amortization                        301,385         282,257
      Provision for doubtful accounts                           --              --
      (Increase) decrease in operating assets:
        Accounts receivable                            (12,699,068)     (6,986,359)
        Inventories                                     (5,796,658)     (4,204,660)
        Prepaid expenses and other
          current assets                                  (339,826)        416,189
        Other assets                                       460,960        (512,595)
      Increase (decrease) in operating liabilities:
        Accounts payable                                 4,299,429       5,054,948
        Income taxes payable                              (433,223)        822,664
        Accrued expenses and other current
          liabilities                                     (439,380)       (539,570)
        Deferred income taxes                                   --              --
                                                      ------------    ------------

        Net cash used in operating activities          (11,728,946)     (3,811,040)
                                                      ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of
    property and equipment                                (587,197)       (782,965)
                                                      ------------    ------------

         Net cash used in investing activities            (587,197)       (782,965)
                                                      ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                   42,415,000      20,897,599
  Principal payments of revolving credit loan          (28,741,599)    (15,839,000)
  Principal payments of capital leases                    (268,386)       (244,100)
  Principal payments of mortgage                           (15,992)        (21,262)
  Proceeds from options                                     53,619              --
  Acquisition of treasury stock                         (1,046,250)       (182,480)

         Net cash provided by financing activities      12,396,392       4,610,757
                                                      ------------    ------------

NET INCREASE IN CASH                                        80,249          16,752

CASH, BEGINNING OF PERIOD                                  358,214         489,890
                                                      ------------    ------------

CASH, END OF PERIOD                                   $    438,463    $    506,642
                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                          $  2,649,326    $  1,742,065
                                                      ============    ============

    Income Taxes                                      $  2,457,411    $    475,337
                                                      ============    ============



See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated sheet as of December 31, 1999, the unaudited consolidated statements of earnings for the three and six month periods ended December 31, 1999 and 1998 and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet for June 30, 1999 is derived from audited financial statements. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows at December 31, 1999 and for the three and six month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this quarterly financial statement. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended June 30, 1999.

     The results of operations and cash flows for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:


                                         December 31, 1999      June 30, 1999
                                         -----------------      -------------
Finished goods                             $28,992,630           $25,848,208
Raw materials                               11,520,439             9,110,302
Packaging                                    1,202,309               960,210
                                           -----------           -----------
                                           $41,715,378           $35,918,720
                                           ===========           ===========

3.   LONG-TERM REVOLVING CREDIT LOAN

     In September, 1999, the loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility (the "Facility") was amended to increase the Facility to $55,000,000. The commitment for the revolving credit Facility is through November 2, 2001. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points. The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility Agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. Advances under the Facility are limited to 80% of eligible accounts receivable and 40% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of specified total debt to tangible net worth ratios, minimum levels of tangible net worth, debt service coverage ratios, fixed charge coverage ratios, minimum levels of consolidated net worth, and limitations on capital expenditures, as defined in the agreement, and a restriction on dividends to common shareholders. As of December 31, 1999 the Company is in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are required to be used for working capital purposes.

4.   TREASURY STOCK

     During the six months ended December 31, 1999, the Company, in accordance with its stock repurchase plan, purchased 135,000 shares of its common stock at a cost of $1,046,250.

5.   EARNINGS PER SHARE

     The earnings per share for the three and six month periods ended December 31, 1999 and 1998 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares used in the calculation of basic earnings per share for the three and six month periods ended December 31, 1999 is based upon the 4,520,527 shares outstanding at the beginning of the period less a pro-rata portion of the 135,000 shares of treasury stock repurchased during the six months ended December 31,1999, as well as the pro-rata portion of 14,999 shares issued upon the exercise of employee stock options. Also included in the weighted average number of common shares incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares used in the calculation of basic earnings per share for the three and six month periods ended December 31, 1998 is based upon the 4,562,800 shares outstanding at the beginning of the year less a pro-rata portion of the 38,970 shares of treasury stock repurchased during the six months ended December 31, 1998. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for three and six months ended December 31, 1999 and 1998 are calculated as follows:

                         Three months ended Dec. 31, 1999   Three months ended Dec. 31, 1998
                         ---------------------------------  --------------------------------
                         Net Income     Shares   Per Share  Net Income   Shares   Per Share
                         ----------     ------   ---------  ----------   ------   ---------
Basic earnings
    per share            $1,504,026    4,399,620   $.34   $1,041,050    4,543,257   $.23
Effect of assumed
conversion of warrants
and employee stock
options                                  700,576                          380,559
                         ----------    ---------   ----   ----------    ---------   ----
Diluted earnings
    Per share            $1,504,026    5,100,196   $.29   $1,041,050    4,923,816   $.21

                           Six months ended Dec. 31, 1999    Six months ended Dec. 31, 1998
                         ---------------------------------  -------------------------------
                         Net Income     Shares   Per Share  Net Income   Shares   Per Share
                         ----------     ------   ---------  ----------   ------   ---------
Basic earnings
    Per share            $2,917,435    4,440,197   $.66   $1,856,086    4,552,385   $.41

Effect of assumed
conversion of warrants
and employee stock
options                                  703,392                          251,472
                         ----------    ---------   ----   ----------    ---------    ---
Diluted earnings
    Per share            $2,917,435    5,143,589   $.57   $1,856,086    4,803,857    .39

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

Results of Operations - Three months ended December 31, 1999 vs. three months ended December 31, 1998.

Net sales for the three month period ended December 31, 1999 were approximately $65,323,000, as compared to approximately $45,652,000 for the three months ended December 31, 1998, an increase of approximately $19,671,000 or 43.1%. This increase reflects an increase in sales volume for food service products manufactured by the Company.

The Company's gross margin increased by approximately $3,246,000 from approximately $7,925,000 in the three month period ended December 31, 1998 to approximately $11,171,000 in the three month period ended December 31, 1999, primarily as a result of an increase in the Company's sales volume. The Company's gross margin as a percentage of sales decreased to 17.1% in the three month period ended December 31, 1999 from 17.4% in the three month period ended December 31, 1998. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the three months ended December 31, 1999, as well as the shift toward lower margin sales associated with the food service markets, partially offset by the increase in sales volume.

Selling and shipping expenses increased approximately $1,558,000 from approximately $3,928,000 for the three month period ended December 31, 1998 to approximately $5,486,000. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional expenses, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses decreased from 8.6% in the three month period ended December 31, 1998 to 8.4% in the three month period ended December 31, 1999. The percentage decrease in selling and shipping expenses is primarily due to the increase in the Company's revenue growth partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

General and administrative expenses increased by approximately $499,000 to approximately $1,680,000 for the three month period ended December 31, 1999 as compared to $1,180,000 for the comparable period in 1998. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses remained constant at 2.6% for the three month period ended December 31, 1999, as compared to December 31, 1998.

Net interest expense increased to approximately $1,418,000 for the three month period ended December 31, 1999 from approximately $1,053,000 for the three month period ended December 31, 1998. The increase in interest expense was primarily due to the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three month period ended December 31, 1999 increased by approximately $360,000 compared to the three month period ended December 31, 1998 as a result of increased taxable income. The effective tax rate is relatively consistent between the periods.

Net earnings increased approximately $463,000 to approximately $1,504,000 for the three month period ended December 31, 1999, from approximately $1,041,000 for the comparable period ended December 31, 1998 due to the increase in gross margin as a result of increased sales volumes partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Results of Operations - Six months ended December 31, 1999 vs. Six months ended December 31, 1998.

Net sales for the six month period ended December 31, 1999 were approximately $126,704,000 as compared to approximately $81,551,000 for the six months ended December 31, 1998, an increase of approximately $45,153,000 or 55.4%. This increase reflects an increase in sales volumes for food service products manufactured by the Company and to a lessor extent, the increase in the average selling price for cheese (as a result of the higher average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the first quarter of fiscal 2000.

The Company's gross margin increased by approximately $7,104,000, from approximately $14,051,000 in the six month period ended December 31, 1998 to approximately $21,155,000 in the six month period ended December 31, 1999, primarily as a result of an increase in sales volume for food service products manufactured by the Company and to a lessor extent an increase in the average selling price as a result of the higher average CME Block Cheddar Market during the quarter ended September 30, 1999. The Company's gross margin as a percentage of sales decreased from 17.2% in the six months ended December 31, 1998 to 16.7% for the comparable six month period in 1999. The decrease in gross margin as a percentage of sales was primarily due to the higher costs of raw materials during the three months ended September 30, 1999, along with the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the three months ended December 31, 1999, as well as the shift toward lower margin sales associated with the food service markets, partially offset by the increase in the sales volume.

Selling and shipping expenses increased by approximately $3,767,000 from approximately $6,842,000 for the six month period ended December 31, 1998 to approximately $10,609,000 for the six month period ended December 31, 1999. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses remained constant at 8.4% for the six month period ended December 31, 1999 as compared to the six month period ended December 31, 1998.

General and administrative expenses increased by approximately $954,000 from approximately $1,973,000 for the six month period ended December 31, 1998 to approximately $2,927,000 for the comparable period in fiscal 2000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses decreased slightly to 2.3% for the six month period ended December 31, 1999, from 2.4% for the comparable period in 1998, primarily due to the increase in the Company's revenue growth partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $2,678,000 for the six month period ended December 31, 1999 from approximately $2,090,000 for the six month period ended December 31, 1998. The increase was primarily the result of the Company's expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the six month period ended December 31, 1999, increased by approximately $733,000 as compared to the six month period ended December 31, 1998 primarily as a result of increased taxable income. The effective tax rate is relatively consistent between the periods.

Net earnings increased by approximately $1,061,000 to approximately $2,917,000 for the six month period ended December 31, 1999, from approximately $1,856,000 for the comparable period ended December 31, 1998 due to the increase in gross margin primarily as a result of increased sales volumes, partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At December 31, 1999 the Company had working capital of approximately $71,724,000, as compared with $56,265,000 at June 30, 1999, an increase of approximately $15,459,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, as well as increases in prepaid expenses and other current assets, as well as decreases in income taxes payable and accrued expenses and other current liabilities, partially offset by increases in accounts payable and other assets.

The Company previously entered into certain capital lease financing transactions to purchase equipment. At December 31, 1999, the Company had obligations of approximately $1,997,702 under capital leases.

In March 1996, the Company purchased its Paterson production facility which it previously had leased. On March 29, 1999, the Company refinanced its mortgage on its Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At December 31, 1999, the Company had outstanding obligations of approximately 901,000 under the mortgage on the Paterson facility.

The Company has a bank revolving credit facility, ("the Facility"), that in September 1999 was amended to increase the bank's potential commitment to $55,000,000 through November 2, 2001. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate plus 175 basis points. The interest rate at December 31, 1999 was 8.3% The Facility is collateralized by substantially all existing and acquired assets of the Company, as defined in the Facility, and is guaranteed by the Company's subsidiaries, Suprema Specialties West, Inc, and Suprema Specialties Northeast, Inc. Advances under this Facility are limited to 80% of eligible accounts receivable, and 40% of most inventory. The Facility Agreement contains restrictive covenants, including the maintenance of specified total debt to tangible net worth ratios, minimum levels of tangible net worth, debt service coverage ratios, fixed charge coverage ratios, minimum levels of consolidated net worth, and capital expenditure limitations, as defined in the agreement, and restriction on dividends to common shareholders. As of December 31, 1999 the Company believes it is in compliance with these covenants. At December 31, 1999 the Company's total outstanding debt to Fleet Bank was $44,115,000.

Management believes that with an increase in its line of credit facility to $55,000,000, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

Net cash used in operating activities in the six month period ended December 31, 1999 was approximately $11,729,000 as compared to $3,811,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of the Company's increased revenue growth, and prepaid expenses and other current assets, as well as decreases in income taxes payable and accrued expenses and other current liabilities partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in accounts payable and income taxes payable. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the six month period ended December 31, 1999 was approximately $587,000, as compared to $783,000 in the six month period ended December 31, 1998, as a result of continued expenditures for fixed assets (including capital equipment utilized in the Company's California manufacturing facility and the Ogdensburg, New York manufacturing facility). As a result, at December 31, 1999 the Company had cash of $438,463.

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

The Company did not experience any Year 2000 compliance problems and does not anticipate that Year 2000 technology problems will have any impact on its future earnings or cash flow.

PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Stockholders was held on November 18, 1999 at which time the following directors were reappointed to serve as directors until the Annual Meeting of Stockholders of the Company to be held in the year 2000:

                           Votes For                 Votes Withheld
                           ---------                 --------------
    Mark Cocchiola         3,859,322                     275,350
    Paul Lauriero          3,858,822                     275,850
    Marco Cocchiola        3,852,672                     282,000
    Dr. Rudolph Acosta     3,853,522                     281,150
    Paul DeSocio           3,858,022                     276,650
    William C. Gascoigne   3,859,522                     275,150

     In addition, at the Meeting, the stockholders approved the adoption of the Company's 1999 Stock Incentive Plan by a vote of 1,769,064 in favor, 1,174,672 against and 19,825 abstaining. There were 1,171,111 broker non-votes with respect to this proposal.


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

                                                     SUPREMA SPECIALTIES, INC.
                                                     -------------------------
                                                          (registrant)




Date: February 8, 2000                      By: /s/ Mark Cocchiola
                                               --------------------------
                                               Mark Cocchiola
                                               President &
                                               Chief Executive Officer



Date: February 8, 2000                      By: /s/ Steven Venechanos
                                                -------------------------
                                                Chief Financial Officer &
                                                Secretary