Form 10-Q
period 2000-03-31
SUPREMA SPECIALTIES INC
filed 2000-05-15
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 8, 2000 there were 4,412,193 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX

No.                                                                       Page

PART I.              FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated  Balance Sheets as of March 31, 2000
             (unaudited) and June 30, 1999                                   3

             Consolidated  Statements of Earnings For The Three
             and Nine Month Periods Ended March 31, 2000 and 1999
             (unaudited)                                                     4

             Consolidated Statements of Cash Flows For the Nine
             Month Periods Ended March 31, 2000 and 1999 (unaudited)         5

             Notes to Consolidated Financial Statements                      6

     ITEM 2. Management's  Discussion and Analysis of 8 Financial
             Condition and Results of Operations

PART II. OTHER INFORMATION

     ITEM 2. Change in Securities and Use of Proceeds                       11

     ITEM 6. Exhibits and Reports on Form 8-K                               11

Signatures                                                                  12

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 2000            June 30, 1999
                                                                 --------------            --------------
                                                                   (Unaudited)
                                                                   ----------
ASSETS

CURRENT ASSETS:
  Cash                                                            $     356,570             $     358,214
  Accounts receivable, net of allowances
    of $570,290 at Mar. 31, 2000 and
    $570,290 at June 30, 1999                                        58,395,077                36,007,542
  Inventories                                                        39,287,588                35,918,720
  Prepaid expenses and other current assets                             540,470                   596,023
  Deferred income taxes                                                 228,000                   228,000
                                                                  -------------             -------------

      Total current assets                                           98,807,705                73,108,499

PROPERTY AND EQUIPMENT, NET                                           7,521,420                 7,085,948
OTHER ASSETS                                                          1,720,532                 1,804,528
                                                                  -------------             -------------

                                                                  $ 108,049,657             $  81,998,975
                                                                  =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  11,371,240             $  12,123,099
  Current portion of long-term obligations                              594,388                   550,761
  Mortgage payable - short term                                          52,536                    49,220
  Income taxes payable                                                  957,261                 1,710,000
  Accrued expenses and other current liabilities                      1,942,491                 2,409,839
                                                                  -------------             -------------

      Total current liabilities                                      14,917,916                16,842,919

DEFERRED INCOME TAXES                                                 1,120,000                 1,120,000
REVOLVING CREDIT LOAN                                                55,297,000                30,441,599
SUBORDINATED DEBT                                                    10,500,000                10,500,000
LONG-TERM CAPITAL LEASES                                              1,263,920                 1,715,327
MORTGAGE PAYABLE - LONG TERM                                            828,627                   868,468
                                                                  -------------             -------------
                                                                     83,927,463                61,488,313

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
    shares  authorized,  4,625,563 and
    4,598,897 issued and outstanding at March 31, 2000
    and June 30, 1999                                                    46,255                    45,988
  Additional paid-in capital                                         11,365,507                11,247,154
  Retained earnings                                                  14,153,052                 9,613,890
  Treasury stock at cost, 213,370 at March 31,2000 and
    78,370 at June 30, 1999                                          (1,442,620)                 (396,370)
                                                                  -------------             -------------

      TOTAL STOCKHOLDERS' EQUITY                                     24,122,194                20,510,662
                                                                  -------------             -------------

                                                                  $ 108,049,657             $  81,998,975
                                                                  =============             =============


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                         Three Months Ended                  Nine Months Ended
                                              March 31,                         March 31,
                                   ------------------------------   -------------------------------
                                        2000            1999             2000             1999
                                        ----            ----             ----             ----

Net sales                         $  75,563,918    $  45,863,269    $ 202,268,133    $ 127,414,216

Cost of sales                        63,472,100       38,157,107      169,021,509      105,657,190
                                  -------------    -------------    -------------    -------------

    Gross margin                     12,091,818        7,706,162       33,246,624       21,757,026
                                  -------------    -------------    -------------    -------------

Expenses:
 Selling and shipping                 6,264,725        3,856,142       16,873,915       10,698,345
 General and administrative           1,491,365          971,143        4,418,566        2,944,088
                                  -------------    -------------    -------------    -------------

                                      7,756,090        4,827,285       21,292,481       13,642,433
                                  -------------    -------------    -------------    -------------

Income from operations                4,335,728        2,878,877       11,954,143        8,114,593

Other income (expense)
  Interest expense, net              (1,582,001)      (1,089,539)      (4,259,981)      (3,179,169)
                                  -------------    -------------    -------------    -------------

                                     (1,582,001)      (1,089,539)      (4,259,981)      (3,179,169)
                                  -------------    -------------    -------------    -------------

Earnings Before Income Taxes          2,753,727        1,789,338        7,694,162        4,935,424

Income Taxes                          1,132,000          733,000        3,155,000        2,023,000
                                  -------------    -------------    -------------    -------------

Net earnings                      $   1,621,727    $   1,056,338    $   4,539,162    $   2,912,424
                                  =============    =============    =============    =============



EARNINGS PER SHARE OF COMMON STOCK:

Basic earnings per share          $        0.37    $        0.23    $        1.02    $        0.64
                                  =============    =============    =============    =============

Diluted earnings per share        $        0.31    $        0.21    $        0.88    $        0.61
                                  =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

         Basic                        4,404,813        4,520,579        4,428,403        4,541,783
         Diluted                      5,260,097        4,952,330        5,179,986        4,788,054
                                  =============    =============    =============    =============




See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                  ---------------------------------------
                                                                      2000                      1999
                                                                      ----                      ----
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                                  $  4,539,162              $  2,912,424
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:

      Depreciation and amortization                                    446,649                   431,654
      Provision for doubtful accounts                                       --                        --
      (Increase) decrease in operating assets:
        Accounts receivable                                        (22,387,535)               (9,795,968)
        Inventories                                                 (3,368,868)               (1,665,150)
        Prepaid expenses and other current assets                       55,553                  (261,052)
        Other assets                                                    83,996                   138,049
      Increase (decrease) in operating liabilities:
        Accounts payable                                              (751,859)                1,384,461
        Income taxes payable                                          (752,739)                1,400,812
        Accrued expenses and other current liabilities                (467,348)                   10,273
                                                                  ------------              ------------

        Net cash used in operating activities                      (22,602,989)               (5,444,497)
                                                                  ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net payments for purchase of property and equipment                 (882,121)                 (958,434)
                                                                  ------------              ------------

         Net cash used in investing activities                        (882,121)                 (958,434)
                                                                  ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                               56,640,001                36,317,600
  Principal payments of revolving credit loan                      (31,784,600)              (29,204,000)
  Principal payments of capital leases                                (407,780)                 (390,252)
  Principal payments of mortgage                                       (36,525)                  (35,297)
  Proceeds from options                                                118,620                        --
  Acquisition of treasury stock                                     (1,046,250)                 (349,372)

         Net cash provided by financing activities                  23,483,466                 6,338,679
                                                                  ------------              ------------

NET INCREASE (DECREASE) IN CASH                                         (1,644)                  (64,252)

CASH, BEGINNING OF PERIOD                                              358,214                   489,890
                                                                  ------------              ------------

CASH, END OF PERIOD                                               $    356,570              $    425,638
                                                                  ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                                      $  4,261,904              $  3,179,282
                                                                  ============              ============

    Income Taxes                                                  $  3,943,257              $    630,896
                                                                  ============              ============



See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of March 31, 2000, the unaudited consolidated statements of earnings for the three and nine month periods ended March 31, 2000 and 1999 and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet for June 30, 1999 is derived from audited financial statements. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows at March 31, 2000 and for the three and nine month periods presented, have been included.

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

     The results of operations and cash flows for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. INVENTORIES

     Inventories are summarized as follows:

                               March 31, 2000                    June 30, 1999
                               --------------                    -------------

     Finished goods            $ 25,425,825                        $25,848,208
     Raw materials               12,437,363                          9,110,302
     Packaging                    1,424,400                            960,210
                               ------------                        -----------

                               $ 39,287,588                        $35,918,720
                               ============                        ===========

3. LONG-TERM REVOLVING CREDIT LOAN

     In March 2000, the loan agreement between the Company and Fleet Bank, N.A. that provides the Company with a revolving credit facility (the "Facility") was amended to increase the Facility to $85,000,000. The commitment for the revolving credit Facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points. The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility Agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. Advances under the Facility are limited to 85% of eligible accounts receivable and 60% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of March 31, 2000 the Company is in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are required to be used for working capital purposes.

4. TREASURY STOCK

     During the nine months ended March 31, 2000, the Company, in accordance with its stock repurchase plan, purchased 135,000 shares of its common stock at a cost of $1,046,250.

5. EARNINGS PER SHARE

     The earnings per share for the three and nine month periods ended March 31, 2000 and 1999 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares used in the calculation of basic earnings per share for the three and nine month periods ended March 31, 2000 is based upon the 4,520,527 shares outstanding at the beginning of the period less a pro-rata portion of the 135,000 shares of treasury stock repurchased during the nine months ended March 31, 2000, as well as the pro-rata portion of 26,666 shares issued upon the exercise of employee stock options and warrants. Also included in the weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares used in the calculation of basic earnings per share for the three and nine month periods ended March 31, 1999 is based upon the 4,562,800 shares outstanding at the beginning of the year less a pro-rata portion of the 68,670 shares of treasury stock repurchased during the nine months ended March 31, 1999. Also included in the weighted average number of common shares are the pro-rata portion of 34,430 shares issued upon exercise of warrants granted to an investment banker in 1994 in connection with the private placement of Preferred Stock, as well as incremental shares attributable to assumed exercise of options and warrants.

     Basic and diluted earnings per share for three and nine months ended March 31, 2000 and 1999 are calculated as follows:

                          Three months ended Mar. 31, 2000      Three months ended Mar. 31, 1999
                         ---------------------------------    -----------------------------------

                         Net Income      Shares    Per Share   Net Income     Shares    Per Share
                         ----------    ---------  ----------   ----------    ---------  ---------
Basic earnings
    per share            $1,621,727    4,404,813   $   .37     $1,056,338    4,520,579   $   .23
Effect of assumed
conversion of warrants
and employee stock
options                                  855,284                              431,751
                         ----------    ---------   --------    ----------    ---------   -------
Diluted earnings
    Per share            $1,621,727    5,260,097   $   .31     $1,056,338    4,952,330   $   .21


                           Nine months ended Mar. 31, 2000      Nine months ended Mar. 31, 1999
                         -----------------------------------   ----------------------------------

                         Net Income      Shares    Per Share   Net Income     Shares    Per Share
                         ----------    ---------  ----------   ----------    ---------  ---------
Basic earnings
    Per share            $4,539,162    4,428,403   $   1.02    $2,912,424    4,541,783   $  .64

Effect of assumed
conversion of warrants
and employee stock
options                                  751,583                               246,271
                         ----------    ---------   --------    ----------    ---------   -------
Diluted earnings
    Per share            $4,539,162    5,179,986   $    .88    $2,912,424    4,788,054   $  .61


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

     Results of Operations - Three months ended March 31, 2000 vs. Three months ended March 31, 1999.

     Net sales for the three month period ended March 31, 2000 were approximately $75,564,000, as compared to approximately $45,863,000 for the three months ended March 31, 1999, an increase of approximately $29,701,000 or 64.8%. This increase reflects an increase primarily in sales volume for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $4,386,000 from approximately $7,706,000 in the three month period ended March 31, 1999 to approximately $12,092,000 in the three month period ended March 31, 2000, primarily as a result of an increase in the Company's sales volume for food service products manufactured by the Company. The Company's gross margin as a percentage of sales decreased to 16.0% in the three month period ended March 31, 2000 from 16.8% in the three month period ended March 31, 1999. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the three months ended March 31, 2000, and to a lesser extent the shift toward lower margin sales associated with the food service markets, partially offset by the increase in sales volume.

     Selling and shipping expenses increased approximately $2,409,000 from approximately $3,856,000 for the three month period ended March 31, 1999 to approximately $6,265,000 for the three month period ended March 31, 2000. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses decreased slightly from 8.4% in the three month period ended March 31, 1999 to 8.3% in the three month period ended March 31, 2000. The percentage decrease in selling and shipping expenses is primarily due to the increase in the Company's revenue growth, which was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

     General and administrative expenses increased by approximately $520,000 to approximately $1,491,000 for the three month period ended March 31, 2000 as compared to approximately $971,000 for the comparable period in 1999. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses decreased slightly from 2.1% in the three month period ended March 31, 1999 to 2.0% in the three month period ended March 31, 2000. The percentage decrease in general and administrative expenses is primarily due to the increase in the Company's revenue growth which was partially offset by the increases in personnel and other administrative expenses associated with the Company's revenue growth

     Net interest expense increased to approximately $1,582,000 for the three month period ended March 31, 2000 from approximately $1,090,000 for the three month period ended March 31, 1999. The increase in interest expense was primarily due to the Company's expanded borrowing requirements necessary for working capital needs.

     The provision for income taxes for the three month period ended March 31, 2000 increased by approximately $399,000 compared to the three month period ended March 31, 1999 as a result of increased taxable income. The effective tax rate is relatively consistent between the periods.

     Net earnings increased approximately $566,000 to approximately $1,622,000 for the three month period ended March 31, 2000, from approximately $1,056,000 for the comparable period ended March 31, 1999 due to the increase in gross margin as a result of increased sales volumes, which was partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

     Results of Operations - Nine months ended March 31, 2000 vs. Nine months ended March 31, 1999.

     Net sales for the nine month period ended March 31, 2000 were approximately $202,268,000 as compared to approximately $127,414,000 for the nine months ended March 31, 1999, an increase of approximately $74,854,000 or 58.7%. This increase reflects an increase primarily in sales volumes for food service products manufactured by the Company.

     The Company's gross margin increased by approximately $11,490,000, from approximately $21,757,000 in the nine month period ended March 31, 1999 to approximately $33,247,000 in the nine month period ended March 31, 2000, primarily as a result of an increase in sales volume for food service products manufactured by the Company. The Company's gross margin as a percentage of sales decreased from 17.1% in the nine months ended March 31, 1999 to 16.4% for the comparable nine month period in 2000. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the nine months ended March 31, 2000, and, to a lesser extent, the shift toward lower margin sales associated with the food service markets, which was partially offset by the increase in the sales volume.

     Selling and shipping expenses increased by approximately $6,176,000 from approximately $10,698,000 for the nine month period ended March 31, 1999 to approximately $16,874,000 for the nine month period ended March 31, 2000. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth. As a percentage of sales, selling and shipping expenses decreased slightly from 8.4% in the nine month period ended March 31, 1999 to 8.3% in the nine month period ended March 31, 2000. The percentage decrease in selling and shipping expenses is primarily due to the increase in the Company's revenue growth, which was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of the Company's revenue growth.

     General and administrative expenses increased by approximately $1,474,000 from approximately $2,944,000 for the nine month period ended March 31,

     1999 to approximately $4,418,000 for the comparable period in fiscal 2000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with the Company's revenue growth. As a percentage of sales, general and administrative expenses decreased slightly to 2.2% for the nine month period ended March 31, 2000, from 2.3% for the comparable period in 1999, primarily due to the increase in the Company's revenue growth, which was partially offset by an increase in personnel and other administrative expenses.

     Net interest expense increased to approximately $4,260,000 for the nine month period ended March 31, 2000 from approximately $3,179,000 for the nine month period ended March 31, 1999. The increase was primarily the result of the Company's expanded borrowing requirements necessary for working capital needs.

     The provision for income taxes for the nine month period ended March 31, 2000, increased by approximately $1,132,000 as compared to the nine month period ended March 31, 1999 primarily as a result of increased taxable income. The effective tax rate is relatively consistent between the periods.

     Net earnings increased by approximately $1,627,000 to approximately $4,539,000 for the nine month period ended March 31, 2000, from approximately $2,912,000 for the comparable period ended March 31, 1999 due to the increase in gross margin primarily as a result of increased sales volumes, which was partially offset by the increases in selling and
     shipping  expenses,   general  and  administrative  expenses  and  interest
     expense.

     Financial Position, Liquidity and Capital Resources

     At March 31, 2000 the Company had working capital of approximately $83,900,000, as compared with $56,265,000 at June 30, 1999, an increase of approximately $27,635,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of the Company's increased sales volumes, as well as decreases in accounts payable, income taxes payable and accrued expenses and other current liabilities, partially offset by decreases in prepaid expenses and other current assets and other assets.

     The Company previously entered into certain capital lease financing transactions to purchase equipment. At March 31, 2000, the Company had obligations of approximately $1,858,308 under capital leases.

     In March 1996, the Company purchased its Paterson production facility which it previously had leased. On March 29, 1999, the Company refinanced its mortgage on its Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At March 31, 2000, the Company had outstanding obligations of approximately $881,163 under the mortgage on the Paterson facility.

     The Company has a bank revolving credit facility, ("the Facility"), that in March 2000 was amended to increase the bank's potential commitment to $85,000,000 through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate plus 175 basis points. The interest rate at March 31, 2000 was 8.3%. The Facility is collateralized by substantially all existing and acquired assets of the Company, as defined in the Facility, and is guaranteed by the Company's subsidiaries, Suprema Specialties West, Inc, and Suprema Specialties Northeast, Inc. Advances under this Facility are limited to 85% of eligible accounts receivable, and 60% of most inventory. The Facility Agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and restriction on dividends to common shareholders. As of March 31, 2000 the Company believes it is in compliance with these covenants. At March 31, 2000 the Company's total outstanding debt under the Facility was $55,297,000.

     Management believes that with an increase in the Facility to $85,000,000, the Company has adequate working capital to meet its reasonably foreseeable cash requirements.

     Net cash used in operating activities in the nine month period ended March 31, 2000 was approximately $22,603,000 as compared to $5,444,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of the Company's increased revenue growth, and decreases in accounts payable, income taxes payable and accrued expenses and other current liabilities partially offset by an increase in net earnings as adjusted for non-cash expenses, and decreases in prepaid expenses and other current assets and other assets. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the nine month period ended March 31, 2000 was approximately $882,000, as compared to $958,000 in the nine month period ended March 31, 1999, as a result of continued expenditures for fixed assets including capital equipment utilized in the Company's California and Ogdensburg, New York manufacturing facilities. As a result, at March 31, 2000 the Company had cash of approximately $356,570.

PART II. OTHER INFORMATION

ITEM 2. Change in Securities and Use of Proceeds.

          During the Quarter ended March 31, 2000, the Company issued 5,000 shares of its common stock to an individual investor upon exercise of a warrant previously granted to the individual. The issuance was made in a private transaction pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits


Exhibit 10.1 Amendment No. 1 and Assignment Agreement dated as of March 10, 2000 to Third Amendment and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, N.A., Sovereign Bank, Mellon Bank, N.A., European American Bank, N.A., PNC Bank, N.A., National City Bank, Suprema Specialties, Inc., Suprema Specialties West, Inc., and Suprema Specialties Northeast, Inc.

Exhibit 27. Financial Data Schedule

Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUPREMA SPECIALTIES, INC.
                                         (registrant)


Date: May 12, 2000                 By: /s/ Mark Cocchiola
                                       -----------------------------------------
                                       Mark Cocchiola
                                       President &
                                       Chief Executive Officer



Date: May 12, 2000                 By: /s/ Steven Venechanos
                                       -----------------------------------------
                                       Chief Financial Officer &
                                       Secretary