Form 10-K
period 2000-06-30
SUPREMA SPECIALTIES INC
filed 2000-09-27
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

          |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of our Common Stock held by non-affiliates of the registrant as of August 30, 2000 was $38,497,550.

As of August 30, 2000, there were 5,542,193 shares of the registrant's Common Stock outstanding excluding an additional 213,370 shares which have been issued but repurchased by the registrant.

Documents Incorporated by Reference:

     The information called for by Part III of this Form 10-K will be contained in the registrant's definitive Proxy Statement with respect to its annual meeting of shareholders for the fiscal year ended June 30, 2000, which proxy statement it intends to file on or before October 30, 2000, and is incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy and our plans are forward-looking statements. These statements can sometimes be identified by our use of words such as "may," "anticipate," "expect," "intend," "estimate," or similar expressions. Our actual results could be materially different from those discussed in or implied by these statements. Important factors that could cause our actual results to be materially different include risks related to customer concentration, availability of raw materials, competition, outstanding debt, possible changes in preferences of consumers of our products, potential product liability, government regulation as well as those risks discussed in other filings we make with the Securities and Exchange Commission including, but not limited to, matters discussed in the section captioned "Risk Factors" in our Registration Statement on Form S-2 filed with the Securities and Exchange Commission earlier this year. You should not place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.


                                     PART I

Item 1. Business

General

     Suprema Specialties, Inc. and its wholly owned subsidiaries (hereinafter referred to collectively as "Suprema", "we", "our", and "us",) manufactures, processes and markets a variety of premium, gourmet natural cheese products, using fine quality imported and domestic cheeses.

     We manufacture, shred, grate, and market gourmet all natural Italian variety cheeses under the Suprema Di Avellino(R) brand name as well as under private label. Our product lines consist primarily of domestic mozzarella, ricotta and provolone cheeses, grated and shredded parmesan and romano cheeses, and imported parmesan and pecorino romano cheeses, including "lite" versions of certain of these products containing less fat and fewer calories. Our cheeses do not contain any preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings. We sell our products to customers in all three groups within the cheese industry: foodservice, food ingredient, and retail. We commenced operations in 1983 and currently market and distribute our products nationally.

     We maintain three primary facilities. We manufacture cheeses at our facilities in Manteca, California and Ogdensburg, New York. At our Paterson, New Jersey facility, bulk cheeses manufactured by us or imported primarily from Europe and to a lesser extent, South America, are shredded or grated and then packaged for distribution. Our Paterson facility is also our corporate headquarters.

     We package and sell our bulk cheeses to national foodservice distributors, which then sell the products to restaurants, hotels, caterers and others. We also sell our products to food manufacturers who use our cheese as an ingredient in prepared foods. We offer many of our products in shrink-wrapped plastic packaging and in plastic pillow packs which ensure continued freshness and gourmet quality. In addition to standard sizes, we also package our products in customized sizes to meet the specific needs of our foodservice distributors and food manufacturer customers.

     We market our retail product line on a regional basis primarily to supermarkets and other retail customers, including grocery stores, delicatessens and gourmet shops on the East Coast and in the Midwest of the United States. Our East Coast retail presence includes New England, the New York Metropolitan area, Maryland, District of Columbia, Florida and Pennsylvania. In the Midwest, our cheeses are sold in the Chicago Metropolitan area. We offer most of our retail products in convenient, resealable, clear plastic cups and shakers in order to maximize both freshness and taste as well as to promote visual appeal, which we believe enhances the gourmet quality and image of our cheeses. Our cheeses are sold in well known chain stores, including D'Agostino's, Food Town, Giant, King Kullen, Shop-Rite, Stop'N Shop and Super Valu as well as BJ's Wholesale Club.

     As part of our continuing effort to manufacture and market superior products and to expand our current product line, we have increased our research and development expertise. We are currently focusing our efforts on expanding our product lines in two diverse areas: processed mozzarella cheese and whey protein components.

Products and Customers

     We principally market our cheeses under the Suprema Di Avellino(R) brand name, as well as under private label to the three groups within the cheese industry. Our product lines consist primarily of domestic mozzarella, ricotta, and provolone cheeses, grated and shredded parmesan and romano cheeses, imported parmesan and pecorino (sheep's milk) romano cheese products including "lite" versions of certain of these products which contain less fat and fewer calories. Our cheeses are all natural and do not contain any preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings.

     We sell our cheeses nationally to foodservice industry distributors and food manufacturers, principally in bulk. For the years ended June 30, 2000, June 30, 1999 and June 30, 1998, sales of cheese products to foodservice distributors accounted for approximately 91%, 91% and 88%, respectively, of our net sales and sales to food manufacturers accounted for approximately 8%, 6% and 6%, respectively, of our net sales.

     Our retail products are sold to supermarket chains, grocery stores, delicatessens and gourmet shops. Our customers include well known chain stores, including D'Agostino's, Food Town, Giant, King Kullen, Shop-Rite, Stop'N Shop and Super Valu as well as BJ's Wholesale Club. For the years ended June 30, 2000, June 30, 1999 and June 30, 1998, sales of cheese products to retailers accounted for approximately 1%, 3% and 6%, respectively, of our net sales.

     We generally sell our cheeses upon receipt of customer purchase orders and fill orders within approximately seven days. Substantially all of our products are delivered to customers by independent trucking companies. We do not have long term purchase agreements with our customers. For the fiscal year ended June 30, 2000, A&J Cheese Company, Tricon Commodities

International, Inc. and Noble J.G. Cheese Company accounted for approximately 15%, 13%, and 12% of our net sales. For the fiscal year ended June 30, 1999, A&J Cheese Company accounted for 18% of our net sales.


New Product Developments

     As part of our continuing effort to manufacture and market superior products and to expand our current product line, we have increased our research and development expertise. We are currently focusing our efforts on expanding our product lines in two diverse areas: processed mozzarella cheese and whey protein components. We cannot assure you that we will be able to complete development of, or successfully market, either the processed mozzarella cheese or whey protein components.

     Processed Mozzarella Cheese - In May 1999, Cornell University, one of the country's leading dairy agricultural centers, granted us an exclusive 17 year license on their U.S. patent for processed mozzarella cheese. Together with Cornell University, we are developing a processed mozzarella cheese for commercial distribution that we expect will have a shelf-life of at least six months, yet will have the natural mozzarella cheese characteristics of melting, stretching and browning. If successfully developed, we expect to market this product to pizza chains, fast food restaurants and food manufacturers. We have applied for, and received "Notices of Allowance" for two registered trademarks with the United States Trademark and Patent Office, "Chez" and "Pizza Chez" for use with our proposed new product.

     Whey Protein Components - In April 2000, we appointed Professor J.L. Maubois as a consultant to support our research and development department's efforts in the field of microfiltration of milk. Professor Maubois is currently the Director of Research and Development at the National Institute of Agricultural Research located in Rennes, France. Presently, Professor Maubois and Dr. Reyad Mahmoud, our Director of Research and Development, are pursuing the application of membrane separation technology to separate the non-processed raw milk and whey streams in order to selectively capture components for use in bioactive, nutritional and pharmaceutical products. We believe these components have many applications and can be used in various products such as baby formulas, nutrient supplements and sport beverages and others.

Production

     We manufacture all natural domestic cheeses at our West Coast facility in Manteca California, and our Northeast facility in Ogdensburg, New York. At our Manteca facility, raw milk is purchased from milk cooperatives and through our state-of-the-art equipment and our proprietary techniques, produced into cheese. The Manteca facility manufactures the full line of our products, including mozzarella, provolone, ricotta, domestic parmesan and domestic romano. Our Manteca facility has shredding capabilities as well as whey processing equipment. Our Ogdensburg facility manufactures mozzarella and provolone cheeses and also has whey processing equipment. These facilities serve as distribution points for various geographic markets throughout the United States. Both facilities are operating at approximately 80% of production capacity.

     We also maintain an East Coast facility in Paterson, New Jersey which is equipped with state-of-the-art equipment for grating, shredding and packaging our products. At this facility, bulk cheese from our two manufacturing facilities, as well as imported bulk cheese, is shredded or grated, packaged and distributed. We are operating this facility at approximately 63% of full production capacity. Our Paterson facility also serves as our corporate headquarters.

     We employ a Director of Operations at each facility who makes pre-production inspections and monitors critical manufacturing and processing functions. We also employ a Director of Quality who oversees the Quality Control Departments at each of our locations. Our Quality Control Departments are responsible for testing raw ingredients to ensure that they are free from contaminants, inspecting production equipment and testing finished products to ensure both quality and compliance with customer specifications. In addition, we regularly send random samples of each product to outside laboratories, which perform routine physical, chemical and micro-biological tests.


Marketing and Advertising

     Our Vice President of Sales is responsible for managing and coordinating our sales efforts and supervising our regional sales representatives and brokers. We employ regional sales representatives to market our products as well as a national account representative who is responsible for sales to our customers who have national operations. Senior management is responsible for planning and coordinating our marketing programs and maintains a hands-on relationship with select key accounts. In addition, we engage independent food brokers throughout the United States for marketing to our customers. To achieve greater market penetration, we continue to strengthen and expand our sales force and food broker network.

     We believe that product recognition by customers, consumers and food brokers is an important factor in the marketing of our products. We market our products and brand name through the use of promotional materials, including full color product brochures, circulars, free standing product displays and newspaper inserts and various co-op advertisement programs. Our Vice President of Market Development is responsible for designing product literature and brochures, as well as identifying and assessing potential new geographic markets.


Suppliers

     Our principal ingredient is raw milk. We believe that there are numerous alternative sources of supply available to us, including for raw milk which is currently provided by our largest supplier. For the fiscal years ended June 30, 2000 and June 30, 1999, our largest supplier, a milk cooperative, accounted for approximately 14% and 21%, respectively, of all of our purchases. We do not usually maintain contracts with our suppliers.

     We import certain of our bulk cheeses directly from Europe and, to a lesser extent, South America. We purchase cheese supplies in large quantities in order to obtain volume discounts and place orders for imported bulk cheese approximately four to six months in advance of anticipated production requirements. For the fiscal years ended June 30, 2000 and June 30, 1999, approximately 25% and 18%, respectively, of our supply requirements were imported.

Trademarks

     In September, 1992, we registered the name "Suprema Di Avellino(R)" with the United States Patent and Trademark Office. We have received a notice of allowance from the United States Patent Office with respect to the trademarks "Chez" and "Pizza Chez".

Government Regulation

     We are subject to extensive regulation by the United States Food and Drug Administration (the "FDA"), the United States Department of Agriculture, and by other state and local authorities in jurisdictions in which our products are manufactured, processed or sold, regarding the importation, manufacturing, processing, packaging, storage, distribution and labeling of our products. Applicable statutes and regulations governing cheese products include "standards of identity" for the content of specific types of cheese; nutritional labeling and serving size requirements; and general "Good Manufacturing Practices" with respect to production processes. Our manufacturing and processing facilities are subject to compliance with federal and state regulations regarding work safety and environmental matters. Our manufacturing and processing facilities and products are subject to periodic inspection by federal, state and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to our operations.

     Advertising relating to our products is subject to review of the Federal Trade Commission and state agencies to monitor and prevent unfair or deceptive trade practices.


Competition

     We face significant competition in the marketing and sales of our products. Our wholesale products compete with other products on the basis of price, quality and service with products of companies such as Dairy Farmers of America, Beatrice Cheese Company and Stella Foods. Our retail products compete for brand recognition and shelf space with brands which have achieved significant consumer loyalty, such as Kraft, Sorrento, Sargento and Polly-O, as well as private label products. We also compete with importers of foreign cheese and companies manufacturing substitute cheese products. Many of these products are marketed by companies with significantly greater financial and other resources than us which allows them to procure supermarket shelf space and to implement extensive advertising and promotional programs.

     We believe the principal competitive factors in the marketing of cheeses are price, quality, freshness, brand recognition, and packaging convenience. Because our current products are positioned as all natural and gourmet, we generally price them at a premium to certain competitive products.

     We are subject to evolving consumer preferences and nutritional and health-related concerns. We believe that the absence of preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings increases the appeal of our products to consumers. In addition, in response to certain consumer concerns, we have certain all natural "lite" cheese products which contain less fat and fewer calories. We expect to see increased competition from other companies whose products or marketing strategies address these consumer concerns.

Employees

     As of August 30, 2000, we had 270 full-time employees of which 16 are employed in executive capacities and management positions, 22 are engaged in sales and marketing and administrative capacities and 232 are engaged in production and operations. Approximately 45% of our total workforce is represented by a union. We entered into a new contract with our union employees in Manteca, California which expires in December 2004. We are currently in negotiations with our union employees at our Ogdensburg, New York facility to formalize their first contract. As of August 30, 2000, we have not yet reached an agreement with the union representing these employees. We consider our relations with our employees to be satisfactory.

Item 2.  Properties

     We operate three facilities: manufacturing facilities in Manteca, California and Ogdensburg, New York and our executive offices and production facility in Paterson, New Jersey.

     Our facility in Paterson, New Jersey, consists of an aggregate of approximately 32,000 square feet and contains our executive offices as well as production, storage and shipping facilities which have been expanded to include a refrigerated freezer storage facility. On March 29, 1996, we purchased our Paterson production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000 of which approximately $686,250 was used to pay the remaining obligation to the landlord. In March 1999, we refinanced our mortgage on the Paterson facility with Fleet Bank for a principal amount of $929,573. The seven year note bears interest of 8.51% per annum, is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $500,000.

     Our facility in Manteca, California, which consists of an aggregate of approximately 85,000 square feet and contains a cheese manufacturing operation, as well as a whey processing operation and storage and shipping facilities, is occupied under a net lease which expires on August 31, 2005, and which may be extended at our option for two (2) additional five-year periods subject to further extension as set forth below. The basic annual rental (exclusive of insurance and taxes) is $576,000, subject to adjustment for increases in the Consumer Price Index during the renewal term. The rent is based on a formula relating to the Landlord's cost of construction of the additional space.

     Our facility in Ogdensburg, New York, which consists of an aggregate of approximately 72,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities, is occupied under an operating lease which commenced in August 1996 and expires July 31, 2017. However, at each five year anniversary of the commencement of the lease; July 31, 2002, July 31, 2007, and July 31, 2012 we may elect to terminate the lease. Minimum monthly base rental is $4,000 plus a fee of $.06 per hundred weight of whole milk sold and delivered, provided that in no event shall the minimum monthly rent exceed $8,000.

     We lease, generally with options to purchase, substantially all of the equipment at these manufacturing and processing facilities, subject to lease agreements currently providing for annual aggregate payments of approximately $3,524,000.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the last quarter of its fiscal year ended June 30, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Our Common Stock has been traded in the over-the-counter market and quoted on the NASDAQ System under the symbol "CHEZ" since April 25, 1991. On March 22, 1993, our stock commenced trading on the NASDAQ National Market System. The following table sets forth the high and low closing sale prices of our Common Stock for the periods indicated below.

                                                    Common Stock
                                                    ------------
                                                  High         Low
                                                  ----         ---

Fiscal Year ending June 30, 1999

         First Quarter                          $4          $2 13/16
         Second Quarter                          5           4 1/2
         Third Quarter                           7 11/16     4 5/8
         Fourth Quarter                          7 1/8       4 11/16

Fiscal Year ending June 30, 2000

         First Quarter                         $ 9 1/8      $6 7/8
         Second Quarter                          9 3/4       7
         Third Quarter                          10 1/2       7 3/4
         Fourth Quarter                         10 1/2       7 15/16


     As of August 30, 2000, the number of record holders of our Common Stock was
68. We believe that this number does not include an estimated 1,000 beneficial owners of our Common Stock who currently hold such securities in the name of depository institutions.

     We have neither paid nor declared any cash dividends on our shares of Common Stock. Our Board of Directors do not presently anticipate that cash dividends will be paid on our shares of Common Stock in the foreseeable future. In addition, our agreement with our bank prohibits the payment of cash dividends. We anticipate that any funds derived from operations in the foreseeable future will be required to be devoted to the development of our business.

Item 6. Selected Financial Data

     The following selected consolidated financial information is derived from, and should be read in connection with our consolidated financial statements contained herein and elsewhere.

=====================================================================================================
                                                      Years Ended June 30,
                              2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------
                                              (In thousands, except per share data)
-----------------------------------------------------------------------------------------------------
Earnings Statement
  Data:
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Net Sales               $   278,482     $   176,281     $   108,140     $    88,311     $    65,104
-----------------------------------------------------------------------------------------------------
Earnings before
  Extraordinary
    loss on
    extinguishment
    of debt                     6,385           4,208           2,417             121           1,409

-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Net Earnings                  6,385           4,208           1,406             121           1,409
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Earnings Per
    Share before
    Extraordinary
    loss on
    extinguishment
    of debt (Basic)              1.44             .93             .53             .03             .46

  Earnings Per
    Share before
    Extraordinary
    loss on
    extinguishment
    of debt (Diluted)            1.23             .86             .51             .02             .40

-----------------------------------------------------------------------------------------------------
    Net earnings per
      Share (Basic)              1.44             .93             .31             .03             .46

    Net earnings per
      Share (Diluted)            1.23             .86             .30             .02             .40

-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Weighted Average
   Common Shares
   Outstanding
(Basic)                         4,432           4,537           4,563           4,552           2,768

  Weighted Average
   Common Shares
   Outstanding
(Diluted)                       5,186           4,884           4,745           5,040           3,195

=====================================================================================================
                                                             June 30,
-----------------------------------------------------------------------------------------------------
                              2000             1999            1998            1997             1996
-----------------------------------------------------------------------------------------------------
                                                          (In thousands)
-----------------------------------------------------------------------------------------------------
Balance Sheet
  Data:
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Working Capital              95,816          56,265          43,872          32,546          19,374
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Total Assets               $124,960         $81,999         $62,081         $47,043         $41,663
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Long Term
  Obligations
    (including
    capital lease
    obligations
    and current
    portion)                   78,971          44,125          35,493          23,772          18,482
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
  Total
    Liabilities                98,992          61,488          45,386          31,754          27,577
-----------------------------------------------------------------------------------------------------
  Warrants subject
    To mandatory
    redemption                     --              --              --           1,171           1,171
-----------------------------------------------------------------------------------------------------
  Stockholders'
    Equity                     25,968          20,511          16,695          15,289          14,086
=====================================================================================================

Item 7.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Earnings.

==========================================================================================
                                                                 Percentage of Revenues
------------------------------------------------------------------------------------------
                                                              Year       Year       Year
                                                             Ended      Ended       Ended
                                                            June 30,   June 30,    June 30,
                                                              2000       1999        1998
                                                              ----       ----        ----
------------------------------------------------------------------------------------------
Net Sales ..............................................     100.0%     100.0%      100.0%
Cost of sales ..........................................      83.6       83.0        82.7
------------------------------------------------------------------------------------------
Gross margin ...........................................      16.4       17.0        17.3
------------------------------------------------------------------------------------------
Selling and shipping
Expenses ...............................................       7.9        8.0         7.4
------------------------------------------------------------------------------------------
General and administrative expenses ....................       2.5        2.5         3.4
------------------------------------------------------------------------------------------
Interest expense .......................................       2.1        2.5         2.7
------------------------------------------------------------------------------------------
Other (Income)/Expense .................................      --         --          --
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item ....       3.9        4.0         3.8
Income taxes ...........................................       1.6        1.6         1.6
                                                             -----      -----       -----
Earnings before extraordinary item .....................       2.3        2.4         2.2

Extraordinary loss on extinguishment of debt ...........      --         --           (.9)

------------------------------------------------------------------------------------------
Net Earnings............................................       2.3%       2.4%        1.3%
                                                             =====      =====       =====
------------------------------------------------------------------------------------------

==========================================================================================

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999.

Net sales for the fiscal year ended June 30, 2000 were approximately $278,482,000, as compared to approximately $176,281,000 for the fiscal year ended June 30, 1999, an increase of approximately $102,201,000, or 57.9%. This increase reflects an increase primarily in sales volume for food service products manufactured by us.

     Our gross margin increased by approximately $15,620,000, from approximately $29,929,000 for the fiscal year ended June 30, 1999 to approximately $45,549,000 for the fiscal year ended June 30, 2000, primarily as a result of the increased sales volume. Our gross margin as a percentage of sales decreased slightly from 17.0% in the fiscal year ended June 30, 1999 to 16.4% in the fiscal year ended June 30, 2000. The decrease in gross margin as a percentage of net sales was primarily due to the lower average selling price for cheese to our customers (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during fiscal year ended June 30, 2000, and to a lesser extent, the shift toward lower margin sales associated with the food service markets, which was partially offset by the increase in the sales volume.

     Selling and shipping expenses increased by approximately $7,847,000 from approximately $14,046,000 during the fiscal year ended June 30, 1999 to approximately $21,893,000 during the fiscal year ended June 30, 2000. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased slightly from 8.0% for the fiscal year ended June 30, 1999 to 7.9% for the fiscal year ended June 30, 2000. The decrease in selling and shipping expenses as a percentage of sales is primarily due to the increase in our revenue growth, which was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth.

     General and administrative ("G&A") expenses increased by approximately $2,493,000, from approximately $4,421,000 in the fiscal year ended June 30, 1999 to approximately $6,914,000 in the fiscal year ended June 30, 2000. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, G&A expenses remained constant at 2.5% for both the fiscal year ended June 30, 1999 and June 30, 2000.

     Net interest expense increased to approximately $5,921,000 for the fiscal year ended June 30, 2000 from approximately $4,329,000 for the fiscal year ended June 30, 1999. The increase in interest expense was primarily the result of our expanded borrowing requirements necessary to finance working capital needs.

     The provision for income taxes for the fiscal year ended June 30, 2000 increased by approximately $1,511,000 compared to fiscal year ended June 30, 1999 primarily as a result of increased taxable income.

     Net earnings increased by approximately $2,177,000 to approximately $6,385,000 in fiscal year ended June 30, 2000 from approximately $4,208,000 in fiscal year ended June 30, 1999 due to the reasons discussed above.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

Net sales for the fiscal year ended June 30, 1999 were approximately $176,281,000, as compared to approximately $108,140,000 for the fiscal year ended June 30, 1998, an increase of approximately $68,141,000, or 63.0%. This increase reflects higher sales volume for food service products manufactured by us, and to a lessor extent, the increase in the average selling price for cheese (as a result of the higher average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

     Our gross margin increased by approximately $11,184,000, from approximately $18,745,000 for the year ended June 30, 1998 to approximately $29,929,000 for the year ended June 30, 1999, primarily as a result of the increased sales volume. Our gross margin as a percentage of sales decreased slightly from 17.3% in the year ended June 30, 1998 to 17.0% in the year ended June 30, 1999. The decrease in gross margin as a percentage of net sales was due primarily to the higher costs of raw materials during fiscal year ended June 30, 1999, as well as the shift toward lower margin sales associated with the food service and food ingredient markets, partially offset by the increase in sales volumes.

     Selling and shipping expenses increased by approximately $6,020,000 from approximately $8,025,000 during the fiscal year ended June 30, 1998 to approximately $14,045,000 during the fiscal year ended June 30, 1999. As a percentage of sales, selling and shipping expenses increased from 7.4% for the fiscal year ended June 30, 1998 to 8.0% for the fiscal year ended June 30, 1999. The increase in selling and shipping expenses and the increase of such expenses as a percentage of sales is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth.

     General and administrative ("G&A") expenses increased from approximately $3,636,000 in fiscal 1998 to approximately $4,421,000 in fiscal 1999. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, G&A expenses decreased from 3.4% in fiscal 1998 to 2.5% in fiscal 1999. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in our revenue growth, partially offset by an increase in personnel and other administrative expenses in association with our revenue growth.

     Net interest expense increased to approximately $4,329,000 for the year ended June 30, 1999 from approximately $2,917,000 for the year ended June 30, 1998. The increase in interest expense was primarily the result of our expanded borrowing requirements necessary to finance working capital needs.

     The provision for income taxes for the year ended June 30, 1999 increased by approximately $1,176,000 compared to fiscal year 1998 primarily as a result of increased taxable income.

     We took an extraordinary charge on the extinguishment of the subordinated debt notes net of tax of approximately $1,011,000 during the quarter ended December 31, 1997. See Note 6 to the consolidated financial statements. The charge was the result of prepayment penalties related to the early extinguishment of the subordinated debt and associated fees.

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

Liquidity and Capital Resources

     At June 30, 2000, we had working capital of approximately $95,816,000 as compared to approximately $56,265,000 at June 30, 1999, an increase of approximately $39,551,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of our increased sales volume, increases in prepaid expenses and other current assets and other assets, partially offset by increases in accounts payable and accrued expenses and other current liabilities and deferred income taxes.

     We have a bank revolving credit facility that, in March 2000, was amended and increased the bank's potential commitment to $85,000,000. The rate of interest on amounts borrowed under the revolving credit facility is the adjusted LIBOR plus 175 basis points. The interest rate as of June 30, 2000 was 8.625%. The facility is collateralized by substantially all existing and acquired assets as defined in the credit facility, and is guaranteed by the subsidiaries, Suprema Specialties West, Inc., and Suprema Specialties Northeast, Inc., and the pledge of all of the stock of these subsidiaries. Advances under this credit facility are limited to 85% of eligible accounts receivable, and 60% of most inventory, as defined in the agreement. The credit facility agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of June 30, 2000, we were in compliance with these covenants. At June 30, 2000, we had $65,887,000 outstanding under the long-term revolving credit facility with approximately $9,972,000 remaining as available to borrow under the facility.

     In March 1998, we entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States as the lenders, pursuant to which $10,500,000 was loaned to us. The loan is unsecured and is subordinated to the revolving credit facility discussed above. The loan bears interest at 16.5% per annum. Interest is payable monthly at a rate of 12% with the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3,500,000 on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the Loan Agreement, we delivered to the lender a warrant to purchase 105,000 shares of our Common Stock at $4.125 per share, the market price at the date of the agreement. The warrant is exercisable until March 1, 2008.

     Prior to May 1997, we typically financed equipment purchases through capital lease financing transactions. At June 30, 2000, we had obligations of approximately $1,715,000 under capital leases.

     In March, 1996, we purchased the Paterson production facility which we previously had leased. On March 29, 1999 we refinanced the mortgage on the Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At June 30, 2000, we had an obligation of approximately $868,000 under the mortgage.

     We believe that we have adequate working capital and with the proceeds from the secondary offering we recently completed in September 2000 to meet our reasonably foreseeable cash requirements.

     Net cash used in operating activities for the fiscal year ended June 30, 2000 was approximately $32,649,000, as compared with approximately $7,704,000 in the prior fiscal year. The use of cash in operations was primarily the result of increases in accounts receivable and inventory in support of the Company's increased sales volume, as well as increases in prepaid expenses and other current assets and other assets, partially offset by net earnings as adjusted for non-cash expenses, and increases in accounts payable and other accrued expenses and other current liabilities. The cash used in operations was financed through cash flow from financing activities, primarily proceeds from existing credit facilities. In May, 1999, our Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of our common stock. As of June 30, 2000, we have repurchased 213,370 shares of our common stock for a cost of approximately $1,442,000.

     Net cash used in investing activities for the year ended June 30, 2000 was approximately $676,000 as compared with $667,000 in the prior year. The investing activities relate to continued expenditures for fixed assets (including capital equipment utilized in our California and New York manufacturing facilities). As a result, at June 30, 2000, we had cash of $950,121, as compared to $358,214 for the prior year.

     In August 2000, we completed an underwritten secondary public offering for shares of our Common Stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us was $8,800,000 and net proceeds paid to us was $7,832,000. We received no proceeds from the shares sold by selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

     On September 15, 2000, the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us was $640,000 and net proceeds to us was $570,000. We received no proceeds from the shares sold by selling shareholders.

     As of August 30, 2000, we have made no additional commitments for capital expenditures.

Foreign Currency

     We are subject to various risks inherent in dependence on foreign sources of supply, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and import quotas and other trade restrictions, all of which could have a significant impact on our ability to obtain supplies and deliver finished products on a timely and competitive basis. We have no material hedged monetary assets, liabilities or commitments denominated in currencies other than the United States dollar.

Effect of New Accounting Pronouncements

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective for our 2001 fiscal year. Based on an assessment of current operations, the Company does not expect SFAS 133 to have any significant effect on our financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. We are in the process of evaluating the accounting requirements of SAB 101 and do not expect that this standard will have a material effect, if any, on our financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

     Our Financial Statements and Supplementary Data are included following Part IV of this report.

Item 9. Changes in and Disclosure with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by this Item will be contained in our definitive Proxy Statement with respect to our annual meeting of shareholders for the fiscal year ended June 30, 2000, which proxy statement we intend to file on or before October 30, 2000, and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by this Item will be contained in our definitive Proxy Statement with respect to our annual meeting of shareholders for the fiscal year ended June 30, 2000, which proxy statement we intend to file on or before October 30, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by this Item will be contained in our definitive Proxy Statement with respect to our annual meeting of shareholders for the fiscal year ended June 30, 2000, which proxy statement we intend to file on or before October 30, 2000, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

                  The information called for by this Item will be contained in our definitive Proxy Statement with respect to our annual meeting of shareholders for the fiscal year ended June 30, 2000, which proxy statement we intend to file on or before October 30, 2000, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements                                              Page
          --------------------                                              ----

     Report of Independent Certified Public Accountants                      F-1

     Consolidated Balance Sheets - June 30, 2000 and 1999                    F-2

     Consolidated Statements of Earnings - For the
          Years Ended June 30, 2000, 1999 and 1998                           F-3

     Consolidated Statements of Stockholders' Equity -
          For the Years Ended June 30, 2000, 1999 and 1998                   F-4

     Consolidated Statements of Cash Flows - For the
          Years Ended June 30, 2000, 1999 and 1998                           F-5

     Notes to Consolidated Financial Statements                       F-6 - F-16


(a)  2.   Financial Statement Schedules

     Report of Independent Certified Public Accountants
          on Supplemental Schedules                                         F-17

     Schedule II - Valuation and Qualifying Accounts
          and Reserves - For the Years Ended June 30, 2000, 1999 and 1998   F-18

(a)  3.   Exhibits

     1.   3.1  Certificate of Incorporation as amended in February 1991*

          3.2  Amendment to Certificate of Incorporation*******

          3.3  By-Laws*

          4.1 Rights Agreement dated as of March 6, 1996, between the registrant and Continental Stock Transfer & Trust Company******

          10.1 1991 Stock Option Plan*#

          10.2 Employment Agreement by and between the registrant and Mark Cocchiola.*#

          10.3 Employment Agreement by and between the registrant and Paul Lauriero.*#

          10.4 Revolving Loan, Guaranty and Security Agreement by and among the registrant, Suprema Specialties West, Inc. and National Westminster Bank NJ dated as of February 15, 1994, as amended.+

          10.5 Lease between Cape Vincent Milk Producers Cooperative, Inc., Marble City Bulk Milk Producers Cooperative, Inc., Northern New York Bulk Milk Producers Cooperative, Inc., Seaway Bulk Milk Producers Cooperative Inc., and the Company, dated May 21, 1996.*****

          10.6 Master Equipment Lease Agreement No. 32399 between Fleet Capital Corporation and Suprema Specialties, Inc. dated May 29, 1997.****

          10.7 Securities Purchase Agreement, dated as of March 9, 1998, between the registrant and Alliance Capital Management, L.P. (without exhibits).***

          10.8 Note Agreement, dated as of March 9, 1998, between the registrant and Albion Alliance Mezzanine Fund, L.P. and The Equitable
               Life Assurance Society of the United States.***

          10.9 Warrant Agreement, dated as of March 9, 1998, between the registrant and Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States.***

         10.10 Second Amended and Restated Revolving Loan, Guaranty and Security Agreement among the registrant, Fleet Bank, N.A. (as successor to Natwest Bank N.A. and National Westminster Bank,
               NJ), Sovereign Bank, Suprema Specialties West, Inc. and Suprema Northeast, Inc., dated as of December 16, 1998.**

         10.11 Mortgage and Security Agreement by the registrant to Fleet Bank, N.A., as agent, dated December 16, 1998.**

         10.12 Third Modification Agreement between the registrant and Fleet Bank, N.A. (formerly known as Natwest Bank N.A.), dated December 16, 1998.**

         10.13 First Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the registrant, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated May 28, 1999.**

         10.14 Second Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the registrant, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated June 30, 1999.**

         10.15 Third Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the registrant, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated July 22, 1999.**

         10.16 Amendment No. 1 and Assignment Agreement dated as of March 10, 2000 to Third Amended and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, National Association, Sovereign Bank, Mellon Bank, N.A., European American Bank, PNC Bank, National Association, National City Bank, Suprema Specialties, Inc., Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc.++

         10.17 1998 Stock Option Plan+++ #

         10.18 1999 Stock Option Plan++++ #

         10.19 Pledge Agreement between the registrant and Fleet Bank, N.A. dated May 31, 2000.+++++

          21   Subsidiaries of the Registrant

          23   Consent of BDO Seidman, LLP.

          27.  Financial Data Schedule (for SEC use only)

         -----------------

          * Incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-18, SEC File No. 33-39076-NY

          ** Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

          *** Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K, as amended, for the year ended June 30, 1998.

          **** Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

          ***** Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

          ****** Incorporated by reference to the exhibit filed with the registrant's Current Report on Form 8-K dated March 18, 1996.

          ******* Incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          + Incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

          ++ Incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

          +++ Incorporated by reference to Exhibit A filed with the registrant's Definitive Proxy Statement dated December 30, 1998.

          ++++ Incorporated by reference to Exhibit A filed with the registrant's Definitive Proxy statement dated October 22, 1999.

          +++++ Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-2, SEC File no. 333-36716.

          #       Denotes management contract, plan or arrangement.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by us during our fiscal quarter ended June 30, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Suprema Specialties, Inc.
Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Suprema Specialties, Inc. and Subsidiaries, as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suprema Specialties, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
BDO Seidman, LLP

Woodbridge, New Jersey

September 18, 2000

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       ===================================================================

                                                                                                June 30,
                                                                                ------------------------------------
                                                                                     2000                   1999
                                                                                -------------          -------------
                                   ASSETS
Current:
   Cash                                                                         $     950,121          $     358,214
   Accounts receivable, net of allowances of
      $770,290 and $570,290 at June 30, 2000 and
      1999, respectively                                                           62,326,908             36,007,542
   Inventories                                                                     51,630,343             35,918,720
   Prepaid expenses and other current assets                                          755,067                596,023
   Current portion of deferred income taxes                                            89,000                228,000
                                                                                -------------          -------------
              Total current assets                                                115,751,439             73,108,499

PROPERTY, PLANT AND EQUIPMENT, net                                                  7,181,208              7,085,948

OTHER ASSETS                                                                        2,027,069              1,804,528
                                                                                -------------          -------------
                                                                                $ 124,959,716          $  81,998,975
                                                                                =============          =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                                             $  13,989,065          $  12,123,099
   Current portion of capital leases                                                  609,690                550,761
   Mortgage payable - current                                                          53,574                 49,220
   Income taxes payable                                                             1,539,000              1,710,000
   Accrued expenses and other current liabilities                                   3,743,917              2,409,839
                                                                                -------------          -------------
                    TOTAL CURRENT LIABILITIES                                      19,935,246             16,842,919

DEFERRED INCOME TAXES                                                                 749,000              1,120,000

REVOLVING CREDIT LOAN                                                              65,887,000             30,441,599

SUBORDINATED DEBT                                                                  10,500,000             10,500,000

LONG-TERM CAPITAL LEASES                                                            1,105,637              1,715,327

MORTGAGE PAYABLE                                                                      814,920                868,468
                                                                                -------------          -------------

                                                                                   98,991,803             61,488,313
                                                                                -------------          -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Redeemable, convertible preferred stock, $.01 par value, 2,500,000 shares
      authorized, none issued and outstanding at June 30, 2000 and 1999                    --                     --
   Common stock, $.01 par value, 10,000,000 shares authorized, 4,655,564 and 4,598,897 shares issued and outstanding at June 30, 2000 and
      1999, respectively                                                               46,555                 45,988
   Additional paid-in capital                                                      11,365,207             11,247,154
   Retained earnings                                                               15,998,771              9,613,890
   Treasury stock at cost, 213,370 at June 30, 2000 and 78,370 shares at
      June 30, 1999                                                                (1,442,620)              (396,370)
                                                                                -------------          -------------
              TOTAL STOCKHOLDERS' EQUITY                                           25,967,913             20,510,662
                                                                                -------------          -------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 124,959,716          $  81,998,975
                                                                                =============          =============

          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
       ===================================================================

                                                                              Years ended June 30,
                                                           -----------------------------------------------------------
                                                                2000                   1999                   1998
                                                           -------------          -------------          -------------
Net sales                                                  $ 278,481,969          $ 176,281,035          $ 108,140,007
Cost of sales                                                232,932,864            146,351,545             89,395,062
                                                           -------------          -------------          -------------
              Gross margin                                    45,549,105             29,929,490             18,744,945
                                                           -------------          -------------          -------------
Expenses:
   Selling and shipping expenses                              21,892,885             14,045,503              8,024,823
   General and administrative expenses                         6,913,721              4,421,124              3,636,090
                                                           -------------          -------------          -------------
                                                              28,806,606             18,466,627             11,660,913
                                                           -------------          -------------          -------------

Income from operations                                        16,742,499             11,462,863              7,084,032
Other expense:
   Interest - net                                             (5,920,618)            (4,328,838)            (2,916,992)
                                                           -------------          -------------          -------------
Earnings before income taxes and extraordinary item           10,821,881              7,134,025              4,167,040
Income taxes                                                   4,437,000              2,926,000              1,750,157
                                                           -------------          -------------          -------------
Earnings before extraordinary item                             6,384,881              4,208,025              2,416,883
Extraordinary item - loss on extinguishment of
   debt (net of income tax of $762,000)                               --                     --              1,011,001
                                                           -------------          -------------          -------------

Net earnings                                               $   6,384,881          $   4,208,025          $   1,405,882
                                                           =============          =============          =============

Basic earnings per share before extraordinary item         $        1.44          $         .93          $         .53

Basic earnings per share related to extraordinary
   item                                                               --                     --                   (.22)
                                                           -------------          -------------          -------------

Basic earnings per share                                   $        1.44          $         .93          $         .31
                                                           =============          =============          =============

Diluted earnings per share before extraordinary
   item                                                    $        1.23          $         .86          $         .51

Diluted earnings per share related to
   extraordinary item                                                 --                     --                   (.21)
                                                           -------------          -------------          -------------

Diluted earnings per share                                 $        1.23          $         .86          $         .30
                                                           =============          =============          =============

Basic weighted average shares outstanding                      4,431,850              4,536,605              4,562,800
                                                           =============          =============          =============

Diluted weighted average shares outstanding                    5,185,809              4,883,685              4,744,919
                                                           =============          =============          =============


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    =========================================================================

                                                    Common stock              Additional
                                           -----------------------------       paid-in
                                              Shares           Amount          capital
                                           ------------     ------------     ------------
Balance, June 30, 1997                        4,562,800     $     45,628     $ 11,243,347
Net earnings                                         --               --               --
                                           ------------     ------------     ------------
Balance, June 30, 1998                        4,562,800           45,628       11,243,347
Exercise of stock options and warrants            1,667               16            4,151
Exercise of cashless warrants from
   investment broker                             34,430              344             (344)
Net earnings                                         --               --               --
Acquisition of treasury stock                        --               --               --
                                           ------------     ------------     ------------
Balance, June 30, 1999                        4,598,897           45,988       11,247,154
Exercise of stock options and warrants           26,667              267          118,353
Exercise of cashless warrants from
   investment banker                             30,000              300             (300)
Net earnings                                         --               --               --
Acquisition of treasury stock                        --               --               --
                                           ------------     ------------     ------------
Balance, June 30, 2000                        4,655,564     $     46,555     $ 11,365,207
                                           ============     ============     ============



                                                    Treasury stock
                                           ----------------------------         Retained
                                              Shares           Amount           earnings
                                           ------------     ------------      ------------
Balance, June 30, 1997                               --     $         --     $   3,999,983
Net Earnings                                         --               --         1,405,882
                                           ------------     ------------     ------------
Balance, June 30, 1998                               --               --         5,405,865
Exercise of stock options and warrants               --               --                --
Exercise of cashless warrants from
   investment broker                                 --               --                --
Net earnings                                         --               --         4,208,025
Acquisition of treasury stock                    78,370         (396,370)               --
                                           ------------     ------------      ------------
Balance, June 30, 1999                           78,370         (396,370)        9,613,890
Exercise of stock options and warrants               --               --                --
Exercise of cashless warrants from
   investment banker                                 --               --                --
Net earnings                                         --               --         6,384,881
Acquisition of treasury stock                   135,000       (1,046,250)               --
                                           ------------     ------------      ------------
Balance, June 30, 2000                          213,370     $ (1,442,620)     $ 15,998,771
                                           ============     ============      ============


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       ===================================================================

                                                                                    Years ended June 30,
                                                                    ------------------------------------------------------
                                                                        2000                 1999                 1998
                                                                    ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $  6,384,881         $  4,208,025         $  1,405,882
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Depreciation and amortization                                    1,431,340              876,875              647,946
      Provision for doubtful accounts                                    200,000              100,000                   --
      Deferred income tax provision (benefit)                           (232,000)             122,000              403,000
      Extraordinary loss on extinguishment of debt                            --                   --            1,011,001
   Changes in operating assets and liabilities:
        Accounts receivable                                          (26,519,366)         (12,867,732)          (8,572,802)
        Inventories                                                  (15,711,623)          (7,406,790)          (6,049,509)
        Prepaid expenses and other current assets                       (159,044)              92,094               (8,336)
        Prepaid income taxes                                                  --              235,348              685,895
        Other assets                                                  (1,072,541)            (371,770)             (49,133)
        Accounts payable                                               1,865,966            4,653,677            2,057,944
        Income taxes payable                                            (171,000)           1,710,000              751,062
        Accrued expenses and other current liabilities                 1,334,078              944,619              661,280
                                                                    ------------         ------------         ------------
           Net cash used in operating activities                     (32,649,309)          (7,703,654)          (7,055,770)
                                                                    ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment                       (676,600)            (667,270)          (1,039,215)
                                                                    ------------         ------------         ------------
           Net cash used in investing activities                        (676,600)            (667,270)          (1,039,215)
                                                                    ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                                 85,920,000           54,302,599           29,554,981
  Repayment of revolving credit loan                                 (50,474,599)         (45,123,000)         (23,882,837)
  Proceeds from subordinated loan                                             --                   --           10,500,000
  Deferred financing costs in connection with subordinated
    debt                                                                      --                   --             (797,584)
  Principal payments of mortgage                                         (49,194)             (47,182)             (39,875)
  Principal payments of capital leases                                  (550,761)            (500,966)            (436,422)
  Payments to retire subordinated loan and repurchase
    warrants                                                                  --                   --           (6,793,613)
  Proceeds from exercise of stock options                                118,620                4,167                   --
  Acquisition of treasury stock                                       (1,046,250)            (396,370)                  --
                                                                    ------------         ------------         ------------
           Net cash provided by financing activities                  33,917,816            8,239,248            8,104,650
                                                                    ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH                                          591,907             (131,676)               9,665
CASH, beginning of period                                                358,214              489,890              480,225
                                                                    ------------         ------------         ------------
CASH, end of period                                                      950,121         $    358,214         $    489,890
                                                                    ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amount capitalized of $0 in 2000, $0
        in 1999 and $55,000 in 1998)                                $  5,413,000         $  3,774,024         $  2,669,167
                                                                    ============         ============         ============
      Income taxes                                                  $  4,858,000         $    830,000         $     32,070
                                                                    ============         ============         ============

Non-cash investing and financing transactions:
  Purchases of property and equipment through capital leases        $         --         $         --         $    330,000
                                                                    ============         ============         ============


          See accompanying notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded in each of the three years in the period ended June 30, 2000.

Financing Costs

The Company amortizes the deferred financing costs incurred in connection with the Company's borrowings over the life of the related indebtedness (3-10 years). Such net costs amounted to $1,734,494 and $1,739,135 at June 30, 2000 and 1999, respectively.

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

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to $10,755,000, $5,860,000 and $2,864,000 in 2000, 1999 and 1998, respectively, and are reflected in selling and shipping expenses in the accompanying statements of earnings.

Stock-Based Compensation

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of earnings and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 9).

Income Taxes

Income taxes are recorded using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Risks and Uncertainties

The Company is currently in negotiations with the union employees at the Ogdensburg, New York facility to formalize their first contract. As of September 18, 2000, the Company has not yet reached an agreement with the union representing these employees. The Company considers its relations with its employees to be satisfactory.

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amounts reported for capital leases, revolving credit and long-term debt approximate fair value because the interest rates on these instruments are subject to changes with market interest rates or approximate rates for loans with similar terms and maturities.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the assumed exercise of stock options and warrants using the treasury stock method that could potentially dilute earnings per share.

Treasury Stock

Treasury stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Effect of New Accounting Pronouncements

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, as amended by SFAS 137, is effective for the Company's 2001 fiscal year. Based on an assessment of current operations, management does not expect SFAS 133 to have any significant effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. The Company is in the process of evaluating the accounting requirements of SAB 101 and does not expect that this standard will have a material effect, if any, on its financial position, results of operations, or cash flows.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                       June 30,
                                              ----------------------------------
                                                     2000                   1999
                                                     ----                   ----
Raw materials                                 $11,872,836            $ 9,110,302
Finished goods                                 38,430,322             25,848,208
Packaging                                       1,327,185                960,210
                                              -----------            -----------
                                              $51,630,343            $35,918,720
                                              ===========            ===========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                              June 30,
                                                       -------------------------

                                                             2000           1999
                                                             ----           ----

Property and plant                                     $1,577,696     $1,553,859
Equipment                                               5,857,907      5,715,095
Leasehold improvements                                  1,102,952      1,173,271
Furniture and fixtures                                    215,015        202,544
Delivery equipment                                          2,739         48,178
Construction in progress                                  700,537        462,165
                                                       ----------     ----------
                                                        9,456,846      9,155,112
Less: Accumulated depreciation and amortization         2,275,638      2,069,164
                                                       ----------     ----------
                                                       $7,181,208     $7,085,948
                                                       ==========     ==========

In May 1997, the Company entered into a sale-leaseback transaction whereby fixed assets with a net book value of $10,824,082 were sold for $9,565,000 and leased back under operating leases. In connection with this transaction, $4,847,382 of capital leases were paid in full. A loss of $1,259,081 resulted from this transaction which was recorded in the year ended June 30, 1997. The Company incurred costs of $1,088,436 primarily related to prepayment penalties on the capital leases. These direct costs have been included in other assets and are being amortized over eight years, the life of the operating lease.

Included in property, plant and equipment are plant and equipment acquired under capital leases with an initial cost of $3,419,067 and accumulated amortization of $1,125,654 and $833,743 as of June 30, 2000 and 1999, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:

                                                      June 30,
                                    --------------------------------------------
                                           2000             1999            1998
                                           ----             ----            ----

Current:
   Federal                          $ 3,735,000      $ 2,243,000     $ 1,145,000
   State                                934,000          561,000         202,157
                                    -----------      -----------     -----------
                                      4,669,000        2,804,000       1,347,157
                                    -----------      -----------     -----------
Deferred:
   Federal                             (213,000)         104,000         343,000
   State                                (19,000)          18,000          60,000
                                    -----------      -----------     -----------
                                       (232,000)         122,000         403,000
                                    -----------      -----------     -----------
Provision for income taxes          $ 4,437,000      $ 2,926,000     $ 1,750,157
                                    ===========      ===========     ===========

The following reconciles income taxes at the U.S. statutory rate to the provision for income taxes:

                                                          June 30,
                                            ----------------------------------------
                                                  2000           1999           1998
                                                  ----           ----           ----

Computed tax expense at statutory rates     $3,679,000     $2,425,600     $1,416,800
State taxes, net of federal tax benefit        555,000        382,100        262,257
Travel and entertainment expenses not
   deductible                                   43,000         34,000         17,000
Officers life insurance not deductible           7,000          5,500          5,400
Other, net                                     153,000         78,800         48,700
                                            ----------     ----------     ----------
                                            $4,437,000     $2,926,000     $1,750,157
                                            ==========     ==========     ==========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


Deferred income taxes arise from the difference between book and tax accounting for depreciation, effects of sales/leaseback transactions, the allowance for doubtful accounts, financing fees and product introduction costs.

The net deferred tax liabilities are comprised of the following components as of June 30, 2000 and 1999:

                                                            June 30,
                                                -------------------------------
                                                       2000                1999
                                                       ----                ----

Depreciation                                    $   246,000         $   389,000
Product introduction costs                           46,000               6,648
Deferred sale leaseback costs                       286,000             326,531
Financing fees                                      396,000             397,821
                                                -----------         -----------
                                                    968,000           1,120,000
Accounts receivable reserve                        (308,000)           (228,000)
                                                -----------         -----------
                                                $   660,000         $   892,000
                                                ===========         ===========

NOTE 6 - LONG-TERM DEBT

Revolving Credit Loan

In March 2000, the long-term revolving credit facility (the "Facility") between the Company and a bank was amended to increase the Facility to $85,000,000. The commitment for the revolving credit facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points (8.625% at June 30, 2000). The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. Advances under this Facility are limited to 85% of eligible accounts receivable, 60% of all inventory except packaging material, as defined in the Facility agreement. The Facility agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of June 30, 2000, the Company was in compliance with the covenants under the Facility Agreement. Borrowings under the facility are required to be used for working capital purposes.

At June 30, 2000, the Company had approximately $9,972,000 available for borrowing under the Facility.

Subordinated Debt Facility

In October 1995, the Company entered into a Loan and Security Agreement with CoreStates Enterprise Fund (the "Fund"), a division of CoreStates Bank, N.A., pursuant to which the Fund loaned $5,000,000 to the Company. The loan was secured by a subordinated security interest in substantially all of the assets of the Company and was subordinated to the loan of the Company's senior lender. The loan bore interest at 11.75% per annum. In connection with the execution and delivery of the Loan Agreement, the Company delivered a Warrant to the Fund exercisable for nominal additional consideration for 354,990 shares of the Company's Common Stock. After October 1, 2000, or upon the occurrence of certain other events, the Fund had the right to put the Warrant to the Company on a formula basis. The Warrant was recorded at its relative fair value at date of issue, $1,100,000. The corresponding debt discount was being amortized over the life of the loan on the interest rate method. At June 30, 1997, the value of the put option was approximately $1,171,000.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


In October 1997, the Company entered into an agreement with another bank pursuant to which the bank provided bridge financing of $10 million to the Company. Approximately $6.7 million of the proceeds was used to retire the $5.0 million subordinated debt and the repurchase of warrants attached to the subordinated debt. The balance of the proceeds was used for general working capital purposes. These transactions resulted in an extraordinary loss of approximately $1,011,000, net of tax. The extraordinary loss was comprised of
(i) the prepayment penalty of $1,279,000 and (ii) the write-off of deferred financing costs and debt discount of $494,000, net of the combined tax benefit of $762,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States (collectively, the "Funds") pursuant to which the Funds loaned $10,500,000 to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The loan bears interest at 16.5% per annum. Interest is payable monthly at the rate of 12% with the balance deferred until February 1, 2003 when it is due in full. The principal amount of the loan is payable in three installments of $3,500,000 on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered to the Funds, a Warrant to purchase 105,000 shares of the Company's common stock exercisable at $4.125 (the market price at the date of the agreement). The values ascribed to such warrants and the related amortization expense are not material. The warrant is exercisable through March 1, 2006.

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

Debt Maturities

Principal payments on long-term debt over the next five years ended June 30, and thereafter are as follows:

         2001                               $    53,574
         2002                                    57,934
         2003                                    62,650
         2004                                69,454,748
         2005                                 3,573,262
         Thereafter                           4,054,898
                                            -----------
                                            $77,257,066
                                            ===========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================

NOTE 7 - CAPITAL LEASES

There are various equipment and furniture and fixtures financed under capital leases. These leases have interest rates ranging from 6.7% to 11.5%. At June 30, 2000, the Company's future minimum lease payments under capital leases are as follows:

         2001                                                       $  800,313
         2002                                                          642,431
         2003                                                          590,629
         2004                                                           91,701
         2005 and thereafter                                                --
                                                                    ----------
         Total minimum lease payments                                2,125,074
         Less: amount representing interest                            409,747
                                                                      --------
         Present value of minimum lease payments                     1,715,327
         Less: current portion                                         609,690
                                                                      --------
         Long-term portion of capital leases                        $1,105,637
                                                                    ==========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents warehouse space and certain equipment under lease arrangements classified as operating leases. The lease for the production facilities in Manteca, CA, which was renewed in December 1994, expires ten years from the date of completion of construction of each segment of the facility with two five year renewal options. The Company also leases its Ogdensburg, NY, facility. The lease is for five years with three five year renewals at the Company's option. Rent expense was approximately $4,107,000, $2,971,000 and $2,400,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Future minimum annual rental payments under non-cancelable operating leases are: $4,268,453 from 2001 through 2004; $4,137,121 in 2005 and $2,558,347 thereafter.

Contingencies

The Company is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or, other rights of the holders of the Company's common stock. No shares of the preferred stock are outstanding at June 30, 2000 and 1999.

Rights Agreement

In 1996, the Company adopted a Stockholder's Rights Agreement commonly known as a "poison pill," which provides that in the event an individual or entity becomes a beneficial holder of 15% or more of the shares of the Company's capital stock, other stockholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquiror's) common stock at a discount from its then market value.

Stock Option Plans

On February 11, 1991, the Company adopted the 1991 Stock Option Plan. In December 1998, the Company adopted the 1998 Stock Option Plan. In November 1999, the Company adopted the 1999 Stock Incentive Plan (collectively, the "Plans"). Under the Plans, officers, directors and key employees of the Company are eligible to receive up to 900,000, 500,000 and 500,000 incentive and/or non-qualified stock options, respectively. The Plans, which expire in February 2001, November 2008 and November 2009, respectively, are administered by the board of directors. The selection of participants, allotment of shares, determination of price and other conditions of the grant of options are determined by the board of directors at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plans vest evenly over the first three years and are exercisable for a period of up to ten years from the date of grant at an exercise

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================

price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

There have been no awards under the 1999 Plan through June 30, 2000. Stock option transactions under the 1991 and 1998 Plans are summarized as follows:


                                                              1991 Plan                                  1998 Plan
                                                     ------------------------------              ------------------------
                                                                           Weighted                               Weighted
                                                                           Average                                Average
                                                                           Exercise                               Exercise
                                                      Shares                 Price                Shares            Price
                                                     --------                -----               --------           -----
Outstanding at June 30, 1997                          508,500                $3.73                     --           $  --
   Granted                                            243,000                $3.25                     --              --
   Exercised                                               --                   --                     --           $  --
                                                     --------                -----               --------           -----
Outstanding at June 30, 1998                          751,500                $3.58                     --           $  --
   Granted                                            134,250                $3.17                143,000           $4.63
   Exercised                                           (1,667)               $2.50                     --           $  --
                                                     --------                -----               --------           -----
Outstanding at June 30, 1999                          884,083                $3.52                143,000           $4.63
   Granted                                                 --                $  --                356,000           $7.66
   Exercised or forfeited                             (26,917)               $3.25                     --           $  --
                                                     --------                -----               --------           -----
Outstanding at June 30, 2000                          857,166                $3.22                499,000           $6.79
                                                     ========                =====               ========           =====
Options exercisable at June 30, 2000                  690,010                $3.24                 47,619           $4.63
                                                     ========                =====               ========           =====
Options available for grant at June 30, 2000           42,834                                       1,000
                                                     ========                                    ========
Weighted - average fair value of
   options granted during fiscal 1998                                        $1.22                                  $  --
                                                                             =====                                  =====
Weighted - average fair value of
   options granted during fiscal 1999                                        $1.79                                  $2.66
                                                                             =====                                  =====
Weighted - average fair value of
   options granted during fiscal 2000                                        $  --                                  $4.39
                                                                             =====                                  =====

     The following table summarizes information about stock options outstanding at June 30, 2000:

                                        Options Outstanding                           Options Exercisable
                       -------------------------------------------------------   -----------------------------

                                           Weighted-
                                            Average          Weighted-                               Weighted-
     Range of            Number of          Remaining         Average                                 Average
    Exercise              Options          Contractual       Exercise             Number              Exercise
      Prices ($)         Outstanding       Life (Years)       Price ($)         Exercisable           price ($)
-----------------------------------------------------------------------------------------------------------------
1991 Plan
 2.50 to 4.00              857,166         6.4 years           $3.22               690,010              $3.24

1998 Plan
 4.63 to 7.00              143,000         8.75 years          $4.63                47,619              $4.63
 7.00 to 9.00              356,000         9.5 years           $7.66                    --                 --
                           -------         ---------           -----                ------              -----
                           499,000         9.3 years           $6.79                47,619              $4.63
=================================================================================================================

Under the accounting provisions of SFAS 123, the Company's net earnings and earnings per share before extraordinary item would have been:

                                                                 June 30,
                                             -------------------------------------------------
                                                   2000               1999                1998
                                                   ----               ----                ----
Net Earnings before extraordinary item:
   - as reported                             $6,384,881         $4,208,025          $2,416,883
   - pro forma                                5,997,267          3,999,219           2,259,454
Basic earnings per share:
      - as reported                                1.44                .93                 .53
      - pro forma                                  1.35                .88                 .50
Diluted earnings per share:
      - as reported                                1.23                .86                 .51
      - pro forma                                  1.16                .82                 .48

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================

The pro forma effect on net earnings and earnings per share for 2000, 1999 and 1998 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 46% in 2000, 44% in 1999 and 46% in 1998; risk free interest rate of 6.4% in 2000, 5.0% in 1999 and 5.8% in 1998; expected lives of 10 years; and no dividend yield.

Warrants (see Note 15)

During 1994 and 1993, a total of 195,000 warrants were issued to unaffiliated parties at exercise prices ranging from $3.00 to $6.05 per share. At June 30, 2000, these warrants are exercisable and expire in 2003 and 2004. As discussed in Note 6, the Company granted warrants in October 1997, to purchase 105,000 shares of common stock exercisable at $4.125 per share through March 2006.

Stock Repurchase Program

In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of the Company's common stock. As of June 30, 2000, the Company has repurchased 213,370 shares of its common stock for a cost of approximately $1,443,000.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share for each of the three years in the period ended June 30, 2000, are calculated as follows:

                                                                 Net Earnings               Shares              Per share
                                                                  (Numerator)            (Denominator)            Amount

                                                         ----------------------------------------------------------------------
For the year ended June 30, 2000:
   Basic earnings per share                                        $6,384,881               4,431,850                   $1.44
   Effect of assumed conversion of employee stock
      options and warrants                                                --                  753,959                   (.21)
                                                         ----------------------   ---------------------   ---------------------
   Diluted earnings per share                                      $6,384,881               5,185,809                   $1.23
                                                         ======================   =====================   =====================

For the year ended June 30, 1999:
   Basic earnings per share                                        $4,208,025               4,536,605                    $.93
   Effect of assumed conversion of employee stock
      options and warrants                                                 --                 347,080                   (.07)
                                                         ----------------------   ---------------------   ---------------------
   Diluted earnings per share                                      $4,208,025               4,883,685                    $.86
                                                         ======================   =====================   =====================

For the year ended June 30, 1998:
   Basic earnings per share                                        $1,405,882               4,562,800                    $.31
   Effect of assumed conversion of employee stock
      options and warrants                                                 --                 182,119                   (.01)
                                                         ----------------------------------------------------------------------
   Diluted earnings per share                                      $1,405,882               4,744,919                    $.30
                                                         ======================================================================

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================

The earnings per share computation for the year ended June 30, 2000 was based upon the 4,598,897 shares outstanding at the beginning of the year less a pro rata portion of the 135,000 shares of treasury stock repurchased during the fiscal year ended June 30, 2000. Also included in the weighted average number of common shares are the pro-rata portion of 30,000 shares issued upon the exercise of cashless warrants granted to an investment banker and the pro-rata portion of 26,667 shares issued upon the exercise of employee stock options and warrants. Also included in the diluted weighted average number of common shares are incremental shares attributable to assumed exercise of options and warrants.

The earnings per share computation for the year ended June 30, 1999 was based upon the 4,562,800 shares outstanding at the beginning of the year less a proration of the 78,370 shares of treasury stock repurchased during the fiscal year ended June 30, 1999. Also included in the weighted average number of common shares are the pro-rata portion of 34,430 shares issued upon the exercise of cashless warrants granted to an investment banker, options exercised by an employee, as well as incremental shares attributable to assumed exercise of options and warrants.

The earnings per share computation for the year ended June 30, 1998 was based upon 4,562,800 shares outstanding during the year; 569,400 shares issuable under stock options and the warrants were excluded from the calculation since the exercise price exceeded the average fair market value of the Company's common stock during the period.

NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness and terms. The Company sells to a broad range of customers but, due to balances with significant customers (see note 12), there is a concentration of credit risks at certain dates. The Company also provides an allowance for bad debts for accounts receivable where there is a possibility for loss.

The Company maintains demand deposits with major banks. At June 30, 2000 and 1999, all of the Company's cash was held in one major bank.

NOTE 12 - MAJOR CUSTOMERS

During the fiscal year ended June 30, 2000, the Company had sales to three major customers of approximately $41,352,000, $34,945,000 and $34,345,000 representing approximately 15%, 13% and 12% of net sales, respectively. At June 30, 2000, five customers represented 23%, 22%, 14%, 12% and 12% of net accounts receivable.

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

NOTE 13 - EMPLOYEE BENEFITS

In July 1998, the Company instituted a 401(k) plan for all employees who are not covered under the collective bargaining agreement. Under the plan, the Company matches each eligible employees' contribution up to 25% of the employee's first 8% of contributions. Contributions amounted to approximately $40,000 for each of the years ended June 30, 2000 and 1999, respectively.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ===================================================================


NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the 2000 and 1999 fiscal years (in thousands of dollars except per share data):

2000                                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
------------------------------------------------------ --------------- ---------------- --------------- --------------
Net sales                                                     $61,381          $65,323         $75,564         $76,214
Gross margin                                                    9,984           11,171          12,092          12,302
Income from operations                                          3,613            4,005           4,336           4,788
Net earnings                                                    1,413            1,504           1,622           1,846
Basic earnings per share                                          .31              .34             .37             .42
Diluted earnings per share                                        .27              .29             .31             .35

1999
Net sales                                                     $35,899          $45,652         $45,863         $48,867
Gross margin                                                    6,125            7,925           7,706           8,173
Income from operations                                          2,419            2,817           2,878           3,348
Net earnings                                                      815            1,041           1,056           1,296
Basic earnings per share                                          .18              .23             .23             .29
Diluted earnings per share                                        .17              .21             .21             .25

Diluted earnings per share for the 2000 and 1999 quarters do not, in the aggregate, equal the fiscal years' earnings per share due to the effects of options and warrants in certain quarters.

NOTE 15 - SUBSEQUENT EVENT

In August 2000 the Company completed an underwritten secondary public offering of shares of its common stocks of which 1,100,000 shares were sold by the Company and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by the Company was $8,800,000 and net proceeds paid to the Company was $7,832,000. The Company received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from the Company and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by the Company was $640,000 and net proceeds to the Company was $570,000. The Company received no proceeds from the shares sold by the selling shareholders.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Suprema Specialties, Inc.
Paterson, New Jersey

The audits referred to in our report dated September 18, 2000 relating to the consolidated financial statements of Suprema Specialties, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





/s/ BDO Seidman, LLP
BDO Seidman, LLP

Woodbridge, New Jersey

September 18, 2000

                                                                     Schedule II

SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

           Description                 Balance at       Charged to         Charged to
                                      Beginning of       Costs and            Other                           Balance at
                                         Period        Expenses (1)         Accounts      Deductions        End of Period
-----------------------------------  ---------------  ----------------  ---------------- ----------------  ----------------
YEAR ENDED JUNE 30, 1998
   Accounts receivable allowance           $470,290         $     --          $     --        $     --          $470,290
                                     ===============  ================  ================ ================  ================
YEAR ENDED JUNE 30, 1999
   Accounts receivable allowance           $470,290         $100,000          $     --        $     --          $570,290
                                     ===============  ================  ================ ================  ================
YEAR ENDED JUNE 30, 2000
   Accounts receivable allowance           $570,290         $200,000          $     --        $     --          $770,290
                                     ===============  ================  ================ ================  ================

(1)  To increase accounts receivable allowance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SUPREMA SPECIALTIES, INC.


                                                 By: /s/ Mark Cocchiola
                                                     -------------------
                                                     Mark Cocchiola, President
Dated:  September 18 , 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                             Date
----                           -----                             ----

/s/ Mark Cocchiola             Chairman of the Board,            Sept. 18, 2000
------------------------       President, Chief
Mark Cocchiola                 Executive Officer and
                               Director (Principal
                               Executive Officer)


/s/ Paul Lauriero              Executive Vice                    Sept. 18, 2000
------------------------       President and Director
Paul Lauriero


/s/ Steven Venechanos          Chief Financial                   Sept. 18, 2000
------------------------       Officer and
 Steven Venechanos             Secretary


/s/ Marco Cocchiola            Director                          Sept. 18, 2000
------------------------
Marco Cocchiola


/s/ Rudolph Acosta             Director                          Sept. 18, 2000
------------------------
Rudolph Acosta


/s/ Paul DeSocio               Director                          Sept. 18, 2000
------------------------
Paul DeSocio


/s/ William Gascoigne          Director                          Sept. 18, 2000
------------------------
William Gascoigne