Form 10-K/A
period 2000-06-30
SUPREMA SPECIALTIES INC
filed 2000-10-27
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

         |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

                                       OR

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of August 30, 2000 was $38,497,500.

As of August 30, 2000, there were 5,542,193 shares of the registrant's Common Stock outstanding excluding an additional 213,270 shares which have been issued but repurchased by the registrant.

Documents Incorporated by Reference: None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     Our  current directors and executive officers are follows:

Name                               Age           Position
----                               ---           --------

Mark Cocchiola                     44            Chairman of the Board, Chief
                                                 Executive Officer and President

Paul Lauriero                      49            Executive Vice President
                                                 and Director

Steven Venechanos                  41            Chief Financial Officer
                                                 and Secretary

Thomas Egan                        59            Senior Vice President

Anthony Distinti                   81            Vice President

Marco Cocchiola                    76            Director

Dr. Rudolph Acosta, Jr.            45            Director

Paul DeSocio                       58            Director

William C. Gascoigne               47            Director

     Mark Cocchiola has been President and a director of Suprema Specialties, Inc. since its inception in 1983 and Chairman of the Board and Chief Executive Officer since February 1991. Mark Cocchiola is the son of Marco Cocchiola.

     Paul Lauriero has been a director of Suprema Specialties, Inc. since its inception in 1983 and Executive Vice President since February 1991. Mr. Lauriero was employed by Suprema in various capacities from its inception in 1983. Mr. Lauriero is the brother-in-law of Mark Cocchiola.

     Steven Venechanos has been employed by Suprema Specialties, Inc. since April 1994 and became its Chief Financial Officer and Secretary in April 1995. From June 1990 until joining Suprema, he was employed in a variety of positions at Breed Technologies, a manufacturer of airbag sensors.

     Thomas Egan has been a Vice President of Suprema Specialties, Inc. since May 1993 and Senior Vice President since June 1995. From May 1992 through May 1993, he was Sales Manager of Blue Ridge Farms, a salad manufacturer. From October 1990 through May 1992, Mr. Egan was President of TEF Sales Corp., a sales and marketing consulting firm specializing in the cheese importing business.

     Anthony Distinti has been Vice President of Suprema Specialties, Inc. since November 1997. Mr. Distinti has been employed in the food industry most of his professional life in various capacities. He has more than forty years experience in human resources.

     Marco Cocchiola has been a director of Suprema Specialties, Inc. since February 1991 and Operations Manager since Suprema's inception in 1983. Mr. Cocchiola was Secretary of Suprema from February 1991 to June 1993. Marco Cocchiola is the father of Mark Cocchiola.

     Rudolph Acosta, Jr., M.D. has been a director of Suprema Specialties, Inc. since August 1993. He has been engaged in the private practice of medicine since August 1986.

     Paul DeSocio has been a director of Suprema Specialties, Inc. since August 1993. He has been the President and a director of Autoprod, Inc., a manufacturer of food packaging machinery since May 1989. From 1980 through May 1989, Mr. DeSocio was a Vice President of Autoprod, Inc.

     William C. Gascoigne has been a director of Suprema Specialties, Inc. since November 1996. He has served as a Vice President of Summit Bank since January 1989. From November 1983 through January 1989, Mr. Gascoigne was a Vice President of First Fidelity Bank.

     The directors of Suprema Specialties, Inc. are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified.

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 11. Executive Compensation

     The following table discloses for the fiscal years ended June 30, 2000, 1999 and 1998, compensation awarded during such fiscal years by Suprema Specialties, Inc. to Mark Cocchiola, the Chief Executive Officer of Suprema, Paul Lauriero, its Executive Vice President, Thomas Egan, its Senior Vice President, Steven Venechanos, its Chief Financial Officer and Anthony Distinti, its Vice President (collectively, the "Named Executives"), who are the only executive officers of Suprema Specialties, Inc. whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2000 ("fiscal 2000").

                                                    Summary Compensation Table
                                                       Annual Compensation                        Long Term Compensation
                                              -------------------------------------    ---------------------------------------------
                                                                                       Securities                All
                                                                                       Underlying               Other
Name and Principal Position                   Year       Salary($)         Bonus($)     Options(#)         Compensation($)*
---------------------------                   ----       ---------       ---------     -----------      -------------------
Mark Cocchiola,                               2000       $ 250,000       $ 508,594         100,000                $  15,615
  Chairman of the Board,                      1999       $ 252,700       $ 324,201          50,000                $  15,010
  Chief Executive                             1998       $ 254,542       $ 175,852         175,000      (1)       $  17,674
  Officer and President

Paul Lauriero                                 2000       $ 250,000       $ 508,594         100,000                $  13,679
  Executive Vice President                    1999       $ 252,700       $ 324,201          50,000                $  12,648
                                              1998       $ 254,542       $ 175,852        `155,000      (2)       $  17,674

Thomas Egan                                   2000       $ 153,750       $    --            15,000                $   9,196
  Senior Vice President                       1999       $ 133,077       $    --            30,000                $   6,600
                                              1998       $ 125,000       $    --            55,000      (3)       $   6,600

Steven Venechanos                             2000       $ 153,750       $    --            25,000                $  13,500
  Chief Financial Officer                     1999       $ 120,000       $    --            30,000                $   6,000
  and Secretary                               1998       $ 101,250       $    --           100,000      (4)       $   6,000

Anthony Distinti                              2000       $ 119,731       $    --              --                      --
  Vice President                              1999       $  96,500       $    --              --                      --
                                              1998       $  74,000       $    --            10,000                    --

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

         The following table discloses information concerning options granted in fiscal 2000 to the Named Executives.


                Option Grants in Fiscal Year Ended June 30, 2000

                                Individual Grants



                                                                                                            Potential Realizable
                             Number of                                                                    Value at Assumed Annual
                             Securities       Percent of Total                                              Rates of Stock Price
                             Underlying      Options Granted to                                          -----------------------
                          Options Granted   Employees in Fiscal     Exercise                             Appreciation for Option
    Name                      (#)(1)               Year          Price ($/Sh)   Expiration Date                Term (1)(2)
-----------------         ---------------   -------------------  ------------   ---------------        -----------------------------

                                                                                                         5% ($)             10% ($)
                                                                                                       ---------          ---------
Mark Cocchiola               100,000               28.8              7.75          12/30/09             487,393            1,235,150

Paul Lauriero                100,000               28.8              7.75          12/30/09             487,393            1,235,150

Thomas Egan                   15,000                4.3              7.75           1/30/10              73,110              185,268

Steven Venechanos             25,000                7.2              7.75           1/30/10             121,849              308,779


(1) The options granted to Messrs. Cocchiola and Lauriero were exercisable in full from the date of grant. The options granted to Mr. Egan and Mr. Venechanos vest in three annual installments commencing one year from the original date of grant of the options.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming Suprema's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

     The following table sets forth information concerning the number of options owned by the Named Executives and the value of unexercised stock options held by the Named Executives as of June 30, 2000. No stock options were exercised by the Named Executives during fiscal 2000.


                        Aggregate Year-End Option Values

                                                                            Number of                         Value of
                                                                      Securities Underlying                  Unexercised
                                                                       Unexercised Options               In-the-Money Options
                                                                        at June 30, 2000                at June 30, 2000($)(1)
                                                                  ------------------------------   ---------------------------------
                                  Shares
                               Acquired on     Value Realized
Name                           Exercise (#)        ($)            Exercisable    Unexercisable     Exercisable      Unexercisable
----------------               ------------    --------------     -----------    -------------     -----------      -------------
Mark Cocchiola                      0               0                 375,000                0       1,811,853                  0

Paul Lauriero                       0               0                 355,000                0       1,692,093                  0

Thomas Egan                         0               0                  66,667           48,333         395,833            233,884

Steve Venechanos                    0               0                  96,334           61,666         574,040            273,882

Anthony Distinti                    0               0                   6,667            3,333          39,922             21,248


(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on June 30, 2000 was $9.375 per share.

Employment Agreements

     Each of Mark Cocchiola and Paul Lauriero has entered into an employment agreement with Suprema that currently expires in April 2002. Each agreement provides for the full-time employment of the executive at an annual salary of $250,000, subject to adjustment for cost of living increases, and an annual bonus equal to 5% of Suprema Specialties, Inc.'s pre-tax profits in excess of $650,000. Messrs. Mark Cocchiola and Lauriero each received bonuses of $175,852 in fiscal 1998, $324,201 in fiscal 1999 and $508,574 in fiscal 2000. Each agreement provides that the executive will not compete with Suprema during the term of his employment and for a period of one year following termination thereof by either us or the executive for any reason. Each of the agreements also provides that if employment of the executive is terminated under certain circumstances, including a "change of control," he will be entitled to receive severance pay equal to the higher of (i) $150,000 ($450,000 in the event of a change of control) or (ii) the total compensation paid to him by Suprema during the 12 month period (36 month period in the event of a change of control) prior to the date of termination.

Compensation of Directors

     Non-employee directors receive compensation in the amount of $500 for each meeting attended in person and $250 for each meeting attended by telephone conference call for serving on the Board of Directors. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board meetings.

     In addition, under our 1991 and 1998 Stock Option Plans and 1999 Stock Incentive Plan (collectively, the "Plans"), non-employee directors (other than directors who become members of a stock option committee appointed by the Board of Directors pursuant to the Plan) are eligible to be granted nonqualified stock options ("NSOs"). The Board of Directors, or the stock option committee (the "Committee"), if one is appointed by the Board, has discretion to determine the number of shares subject to each NSO (subject to the number of shares available for grant under the Plans), the exercise price thereof (provided such price is not less than 100% of the fair market value of the underlying shares on the date of grant), the term thereof (but not in excess of 10 years from the date of grant) and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees (and are not members of the Committee) are eligible to be granted incentive stock options ("ISOs") and NSOs under the Plans. The Board or the Committee has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any year, is limited by the terms of the Plans and the Internal Revenue Code of 1986, as amended. In addition, the 1999 Stock Incentive Plan also provides for the grant of other stock-based awards as may be determined by the Board or the Committee.

Compensation Committee Interlocks and
Insider Participation In Compensation Decisions

     We have established a Compensation Committee that is currently composed of Dr. Rudolph Acosta and Mr. Paul DeSocio. The function of the Compensation Committee is to evaluate and determine the compensation of our executive officers pursuant to recommendations made by Mark Cocchiola, our Chief Executive Officer. None of our executive officers served on the Board of Directors or the compensation committee of any other entity, any of whose executive officers served on the Board of Directors of Suprema Specialties, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 20, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Named Executives, (iii) each of our directors and (iv) all of our executive officers and directors as a group:


                                         Amount and Nature       Percentage of
Name and Address of Beneficial             of Beneficial          Outstanding
           Owner(1)                        Ownership (2)        Shares Owned (3)
------------------------------           -----------------      ----------------

Mark Cocchiola                             900,635(4)               15.2%

Paul Lauriero                              575,619(5)                9.8

Marco Cocchiola                             88,412(6)                1.6

Steve Venechanos                           111,333(7)                2.0

Thomas Egan                                 73,333(7)                1.3

Anthony Distinti                             6,666(7)                 *

Dr. Rudolph Acosta                           4,667(7)(8)              *

Paul DeSocio                                 1,667(7)                 *

William C. Gascoigne                         1,667(7)                 *

All executive officers                   1,763,999(4)               26.9
 and directors as a group                (5)(6)(7)(8)
(nine persons)

*        Less than one percent.

(1) Unless otherwise noted, the address of each beneficial owner is in care of Suprema Specialties, Inc.

(2) Unless otherwise noted, we believe that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from October 20, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of October 20, 2000 have been exercised.

(4) Includes (i) 375,000 shares that may be purchased upon exercise of exercisable options owned by Mr. Cocchiola, (ii) 8,333 shares that may be purchased upon exercise of exercisable options owned by Mr. Cocchiola's wife and (iii) 2,000 shares held of record by Mr. Cocchiola's wife.

(5) Includes (i) 355,000 shares that may be purchased upon exercise of exercisable options owned by Mr. Lauriero, (ii) 22,539 shares held of record by Mr. Lauriero's wife, and (iii) 45,079 shares held of record by Mr. Lauriero's children.

(6) Includes 83,333 shares that may be purchased upon exercise of exercisable options.

(7) Represents shares that may be purchased upon exercise of exercisable options.

(8) Does not include 800 shares owned by Dr. Acosta's children, with respect to which Dr. Acosta disclaims any beneficial interest.

Item 13. Certain Relationships and Related Transactions

     Not  Applicable

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SUPREMA SPECIALTIES, INC.


                                                     By:/s/Mark Cocchiola
                                                       -------------------------
                                                       Mark Cocchiola, President

Dated:  October 24, 2000