Form 10-Q
period 2000-09-30
SUPREMA SPECIALTIES INC
filed 2000-11-14
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of November 9, 2000 there were 5,622,193 shares of the registrant's Common Stock $.01 par value outstanding excluding an additional 213,370 treasury shares which have been issued but repurchased by the registrant.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

               Consolidated Balance Sheets as of                           3
               September 30, 2000 and June 30, 2000

               Consolidated Statements of Earnings                         4
               For The Three Month Periods Ended
               September 30, 2000 and 1999

               Consolidated Statements of Cash Flows                       5
               For the Three Month Periods Ended
               September 30, 2000 and 1999

               Notes to Consolidated Financial                             6
               Statements


     ITEM 2. Management's Discussion and Analysis of                       8
               Financial Condition and Results of
               Operations


PART II.  OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                             11

Signatures                                                                12

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    Sept. 30,       June 30,
                                                      2000            2000
                                                  -------------   -------------
                                                   (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                            $     449,088  $     950,121
  Accounts receivable, net of allowances
    of $770,290 at Sept. 30, 2000 and
    $770,290 at June 30, 2000                        73,231,801     62,326,908
  Inventories                                        53,172,607     51,630,343
  Prepaid expenses and other current assets             774,844        755,067
  Deferred income taxes                                  89,000         89,000
                                                  -------------  -------------

      Total current assets                          127,717,340    115,751,439

PROPERTY AND EQUIPMENT, NET                           7,592,787      7,181,208

OTHER ASSETS                                          1,809,694      2,027,069
                                                  -------------  -------------

                                                  $ 137,119,821  $ 124,959,716
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  14,491,743  $  13,989,065
  Current portion of long-term obligations              598,212        609,690
  Mortgage payable - current                             54,632         53,574
  Income taxes payable                                2,370,871      1,539,000
  Accrued expenses and other current
   liabilities                                        2,949,767      3,743,917
                                                  -------------  -------------

    Total current liabilities                        20,465,225     19,935,246

DEFERRED INCOME TAXES                                   749,000        749,000

REVOLVING CREDIT LOAN                                67,705,262     65,887,000

SUBORDINATED DEBT                                    10,500,000     10,500,000

LONG-TERM CAPITAL LEASES                                970,453      1,105,637

MORTGAGE PAYABLE                                        800,944        814,920
                                                  -------------  -------------
                                                    101,190,884     98,991,803
                                                  -------------  -------------
STOCKHOLDERS' EQUITY:
Redeemable, convertible preferred stock, $.01
    Par value, 2,500,000 shares authorized,
    none issued and outstanding at
    Sept. 30, 2000 and June 30, 2000                         --             --
Common stock, $.01 par value, 10,000,000
    shares authorized, 5,835,563 and 4,655,564
    issued and outstanding at Sept. 30, 2000
    and June 30, 2000, respectively                      58,355         46,555
  Additional paid-in capital                         19,327,692     11,365,207
  Retained earnings                                  17,985,510     15,998,771
  Treasury stock at cost, 213,370 at Sept. 30,
  2000 and June 30, 2000                             (1,442,620)    (1,442,620)
                                                  -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                           35,928,937     25,967,913
                                                  -------------  -------------
                                                  $ 137,119,821  $ 124,959,716
                                                  =============  =============


                 See notes to consolidated financial statements

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                                                      Three Months Ended
                                                        September 30,
                                                  ----------------------------
                                                      2000             1999

NET SALES                                         $ 88,947,525    $ 61,381,116

COST OF SALES                                       74,919,418      51,397,315
                                                  ------------    ------------

 GROSS MARGIN                                       14,028,107       9,983,801
                                                  ------------    ------------

EXPENSES:
  Selling and shipping expenses                      6,836,295       5,123,237
  General and administrative expenses                1,619,101       1,247,465
                                                  ------------    ------------
                                                     8,455,396       6,370,702
                                                  ------------    ------------

INCOME FROM OPERATIONS                               5,572,711       3,613,099

OTHER (EXPENSE)
  Interest expense, net                             (2,261,972)     (1,259,690)
                                                  ------------    ------------
                                                    (2,261,972)     (1,259,690)

EARNINGS BEFORE INCOME TAXES                         3,310,739       2,353,409

INCOME TAXES                                         1,324,000         940,000
                                                  ------------    ------------

NET EARNINGS                                      $  1,986,739    $  1,413,409
                                                  ============    ============

EARNINGS PER SHARE OF COMMON STOCK:

    BASIC EARNINGS PER SHARE                      $        .41    $        .31
                                                  ============    ============

    DILUTED EARNINGS PER SHARE                    $        .36    $        .27
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        4,821,559       4,480,775
                                                  ============    ============

    DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      5,564,082       5,206,658
                                                  ============    ============


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                   ---------------------------
                                                        2000          1999
                                                        ----          ----
INCREASE (DECREASE) IN CASH:
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                   $ 1,986,739     $ 1,413,409
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                    157,440         150,676
      Provision for doubtful accounts                       --              --
      (Increase) decrease in assets:
        Accounts receivable                        (10,904,893)     (8,737,228)
        Inventories                                 (1,542,264)     (2,363,002)
        Prepaid expenses and other
         current assets                                (19,777)       (525,186)
           Other assets                                217,375         371,525

      Increase (decrease) in liabilities:
        Accounts payable                               502,678       4,952,499
        Income taxes payable                           831,871        (767,055)
        Accrued expenses and other current
         liabilities                                  (794,150)        (66,654)
        Deferred income taxes                               --              --
                                                   -----------    ------------
        Net cash used in operating
          activities                                (9,564,981)     (5,571,016)
                                                   -----------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Payments for purchase of
   property and equipment                            (569,019)       (237,479)
                                                   -----------    ------------

        Net cash used in investing
          activities                                 (569,019)       (237,479)
                                                   -----------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan             $ 28,515,000    $ 24,052,000
  Principal payments of revolving credit loan      (26,696,738)    (16,993,599)
  Principal payments of capital leases                (146,662)       (132,489)
  Principal payments of mortgage                       (12,918)        (11,947)
  Proceeds from secondary public offering (net)      7,974,285              --
  Proceeds from exercise of stock options                   --          10,833
  Acquisition of treasury stock                             --      (1,046,250)
                                                  ------------    ------------
        Net cash provided by financing
          activities                                 9,632,967       5,878,548
                                                  ------------    ------------

NET DECREASE IN CASH                                  (501,033)         70,053

CASH, BEGINNING OF PERIOD                              950,121         358,214
                                                  ------------    ------------

CASH, END OF PERIOD                               $    449,088    $    428,267
                                                  ============    ============

SUP
    Interest                                      $  2,131,116    $  1,261,150
    Income Taxes                                  $    492,128    $  1,673,866
                                                  ============    ============
  Noncash investing and financing transactions:
    Purchases of property and equipment through
      capital leases                              $         --    $         --
                                                  ============    ============

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of September 30, 2000, the unaudited consolidated statements of earnings for the three month periods ended September 30, 2000 and 1999, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the three month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these quarterly financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000.

     The  results  of  operations  or cash  flows  for the  three  months  ended
     September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                        Sept. 30, 2000    June 30, 2000
                                        --------------    -------------

          Finished goods                 $38,543,140       $38,430,322
          Raw materials                   13,302,389        11,872,836
          Packaging                        1,327,078         1,327,185
                                         -----------       -----------

                                         $53,172,607       $51,630,343
                                         ===========       ===========

3.   LONG-TERM REVOLVING CREDIT LOAN

     We have a bank revolving  credit facility (the  "Facility")  that, in March
     2000, was amended and increased the bank's potential commitment to $85,000,000. The commitment for the Facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points. The Facility is collateralized by substantially all existing and acquired assets as defined in the credit facility, and is guaranteed by our subsidiaries, Suprema Specialties West, Inc., and Suprema Specialties Northeast, Inc., and the pledge of all of the stock of these subsidiaries. Advances under the Facility are limited to 85% of eligible accounts receivable and 60% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of September 30, 2000, we were in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are required to be used for working capital purposes.

4.   ISSUANCE OF COMMON STOCK

     In August 2000, we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us was $8,800,000 and net proceeds paid to us was $7,832,000 before expenses. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

     On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us was $640,000 and net proceeds to us was $570,000 before expenses. We received no proceeds from the shares sold by the selling shareholders.


5.   EARNINGS PER SHARE

     The earnings per share for the three month periods ended September 30, 2000 and 1999 were computed by dividing the weighted average number of shares outstanding into net earnings.

     The weighted average number of issued and outstanding common shares for the three month period ended September 30, 2000 is based upon the 4,442,193 shares outstanding at the beginning of the year plus a proration of the 1,180,000 shares of common stock issued in connection with our underwritten secondary public offering and over-allotments completed in August 2000 and September 2000, respectively. Also included in the weighted average number of common shares are incremental shares attributable to the assumed exercise of options and warrants.

     The weighted average number of issued and outstanding common shares for the three months ended September 30, 1999, is based upon the 4,519,621 shares outstanding at the beginning of the year less a pro-rata portion of the 135,000 shares of treasury stock repurchased during the first quarter of fiscal year 1999, as well as the pro-rata portion of 3,333 shares issued upon the exercise of employee stock options. Also included in the weighted average number of common shares are incremental shares attributable to the assumed exercise of options and warrants.

     Basic and diluted earnings per share for the three month periods ended September 30, 2000 and September 30, 1999:

                               Three months ended Sept 30, 2000   Three months ended Sept. 30, 1999
                               --------------------------------   --------------------------------
                                Net Income   Shares    Per Share   Net Income   Shares   Per Share
                                ----------   ------    ---------   ----------   ------   ---------
Basic earnings per share        $1,986,739  4,821,559     $.41    $1,413,409   4,480,775    $.31
Effect of assumed conversion
of warrants and employee
stock options                                 742,523                            725,883
                                ----------  ---------     ----    ----------   ---------    ----

Diluted earnings per share      $1,986,739  5,564,082     $.36    $1,413,409   5,206,658    $.27
                                ==========  =========     ====    ==========   =========    ====

6.   TREASURY STOCK

     During the three months ended September 30, 1999, we, in accordance with our stock repurchase plan, purchased 135,000 shares of our common stock at a cost of $1,046,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, seasonality, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," and "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


Results of Operations - Three months ended September 30, 2000 vs. three months ended September 30, 1999.

Net sales for the three months ended September 30, 2000 were approximately $88,948,000 as compared to approximately $61,381,000 for the three months ended September 30, 1999, an increase of approximately $27,567,000 or 44.9%. This increase reflects an increase in sales volume for food service products manufactured by us, partially offset by the lower average selling price for cheese (as a result of the lower CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

Our gross margin increased by approximately $4,044,000, from approximately $9,984,000 for the three months ended September 30, 1999 to approximately $14,028,000 for the three months ended September 30, 2000, primarily as a result of an increase in our sales volume for food service products manufactured by us. Our gross margin as a percentage of sales decreased to 15.8% for the three months ended September 30, 2000 as compared to 16.3% for the three months ended September 30, 1999. The decrease in gross margin as a percentage of sales was due to the lower average selling price for cheese (as a result of the lower CME Block Cheddar Market, the commodity index on which bulk cheese prices are based), and to a lesser extent the shift toward lower margin sales associated with the food service industry.

Selling and shipping expenses increased from approximately $5,123,000 during the three months ended September 30, 1999 to approximately $6,836,000 during the three months ended September 30, 2000, an increase of approximately $1,713,000. This increase was primarily due to an increase in advertising and promotional allowances, commission expenses, as well as shipping expenses associated with our increased sales volumes. As a percentage of sales, selling and shipping expenses decreased to 7.7% for the three months ended September 30, 2000 as compared to 8.3% for the three month period ended September 30, 1999. The decrease in selling and shipping expenses as a percentage of sales is primarily due to the increase in our revenue growth, partially offset by increases in advertising and promotional expenses, commission expenses and shipping expenses in support of our increased revenue growth.

General and administrative expenses increased from approximately $1,247,000 during the three months ended September 30, 1999 to approximately $1,619,000 for the three months ended September 30, 2000, or an increase of approximately
$372,000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses decreased from 2.0% during the three months ended September 30, 1999 to 1.8% for the three months ended September 30, 2000. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in our revenue growth partially offset by increases in personnel and other administrative expenses in support of our revenue growth.

Net interest expense increased to approximately $2,262,000 for the three months ended September 30, 2000 as compared to approximately $1,260,000 for the three month period ended September 30, 1999, or an increase of approximately $1,002,000. The increase was the result of our expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three months ended September 30, 2000 increased to $1,324,000 from $940,000 during the three months ended September 30, 1999. The increase is primarily a result of increased taxable income during the three months ended September 30, 2000.

Net earnings increased approximately $574,000 to approximately $1,987,000 in the three month period ended September 30, 2000 from approximately $1,413,000 during the three month period ended September 30, 1999. The increase in net earnings is due to the increase in gross margin resulting from increased sales, partially offset by the increases in selling and shipping, general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At September 30, 2000, we had working capital of approximately $107,252,000, as compared with $95,816,000 at June 30, 2000, an increase of approximately $11,436,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of our increased sales as well as an increase in pre-paid expenses and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable, income taxes payable, and a decrease in other assets.

In August 2000 we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us was $8,800,000 and net proceeds paid to us was $7,832,000 before expenses. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us was $640,000 and net proceeds to us was $570,000 before expenses. We received no proceeds from the shares sold by the selling shareholders.

In March, 1996, we purchased our Paterson, New Jersey production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bore interest at 8.51% per annum was being amortized at a fifteen year rate and required a balloon payment at the end of year five of approximately $840,000. On March 29,1999, we refinanced the mortgage on our Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At September 30, 2000, we had outstanding obligations of approximately $855,576 under the mortgage financing the purchase of the Paterson facility.

We have a bank revolving credit facility, (the "Facility"), that in March 2000 was amended and increased the bank's potential commitment to $85,000,000 through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the LIBOR rate plus 175 basis points. The interest rate at September 30, 2000 was 8.44%. Advances under the Facility are limited to 85% of eligible accounts receivable, and 60% of most inventory. The agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios as defined in the agreement, and restriction on dividends to common shareholders. As of September 30, 2000, we are in compliance with these covenants. At September 30, 2000 our total outstanding debt to the bank was $67,705,262.

We believe that we have adequate working capital to meet our reasonably foreseeable cash requirements.

Net cash used in operating activities in the three month period ended September 30, 2000 was approximately $9,565,000 as compared to $5,571,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventory levels in support of our increased sales and prepaid expenses and other current assets as well as a decrease in accrued expenses and other current liabilities, partially offset by an increase in net earnings as adjusted for non-cash expenses, increases in accounts payable and income taxes payable, as well as a decrease in other assets. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the three month period ended September 30, 2000 was approximately $569,000, as compared to $237,000 in the three month period ended September 30, 1999 as a result of continued expenditures for fixed assets. Cash flows provided by financing activities was approximately $9,633,000 and $5,879,000 in the three months ended September 30, 2000 and 1999, respectively. In the 2000 period, our secondary offering generated proceeds of $7,974,000 and net proceeds from our revolving credit facility were $1,818,000. In the 1999 period, net proceeds from our revolving credit facility were $7,058,000, offset by cash used in treasury stock purchases of $1,046,000. As a result, at September 30, 2000 we had cash of $449,088, as compared to $428,267 at September 30, 1999.

In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of our common stock. As of September 30, 2000, we have repurchased 213,370 shares of our common stock for a cost of approximately $1,442,620.


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

        27. Financial Data Schedule
                 (For SEC only)

Reports on Form 8-K

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SUPREMA SPECIALTIES, INC.
                                                          (registrant)




Date:  November 9, 2000                            By: /s/ Mark Cocchiola
                                                      ------------------------
                                                      Mark Cocchiola
                                                      President &
                                                      Chief Executive Officer



Date:  November 9, 2000                            By: /s/ Steven Venechanos
                                                      ------------------------
                                                      Steven Venechanos
                                                      Chief Financial Officer &
                                                      Secretary