Form 10-Q
period 2000-12-31
SUPREMA SPECIALTIES INC
filed 2001-02-13
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

                         Commission file number 0-19263


                            SUPREMA SPECIALTIES, INC.
                          (Exact Name of Registrant as
                            specified in its charter)


         New York                                            11-2662625
-------------------------------                    -----------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                           Identification No.)


                              510 EAST 35TH STREET
                           PATERSON, NEW JERSEY 07543
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (973) 684-2900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 12, 2001 there were 5,622,193 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------



PART I.        FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

                 Consolidated Balance Sheets as of
                 December 31, 2000 (unaudited) and June 30, 2000             3

                 Consolidated Statements of Earnings
                 For The Three and Six Month Periods Ended
                 December 31, 2000 and 1999 (unaudited)                      4

                 Consolidated Statements of Cash Flows
                 For the Six Month Periods Ended
                 December 31, 2000 and 1999 (unaudited)                      5

                 Notes to Consolidated Financial                             6
                 Statements


      ITEM 2.  Management's Discussion and Analysis of                       8
                 Financial Condition and Results of
                 Operations


PART II.       OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K                             11


Signatures                                                                  12

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,              June 30,
                                                                             2000                     2000
                                                                         -------------            -------------
                                                                          (Unaudited)
     ASSETS

     CURRENT ASSETS:
       Cash                                                              $     300,981            $     950,121
       Accounts receivable, net of allowances
         of $770,290 at Dec. 31, 2000 and
         $770,290 at June 30, 2000                                          78,329,806               62,326,908
       Inventories                                                          62,471,633               51,630,343
       Prepaid expenses and other current assets                               905,864                  755,067
       Deferred income taxes                                                    89,000                   89,000
                                                                         -------------            -------------

           Total current assets                                            142,097,284              115,751,439

     PROPERTY AND EQUIPMENT, NET                                             9,508,366                7,181,208
     OTHER ASSETS                                                            2,006,132                2,027,069
                                                                         -------------            -------------

                                                                         $ 153,611,782            $ 124,959,716
                                                                         =============            =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                  $  16,928,427            $  13,989,065
       Current portion of long-term obligations                                572,573                  609,690
       Mortgage payable - short term                                            55,711                   53,574
       Income taxes payable                                                  1,430,869                1,539,000
       Accrued expenses and other current liabilities                        2,358,095                3,743,917
                                                                         -------------            -------------

           Total current liabilities                                        21,345,675               19,935,246

     DEFERRED INCOME TAXES                                                     749,000                  749,000
     REVOLVING CREDIT LOAN                                                  79,905,262               65,887,000
     SUBORDINATED DEBT                                                      10,500,000               10,500,000
     LONG-TERM CAPITAL LEASES                                                  845,656                1,105,637
     MORTGAGE PAYABLE - LONG TERM                                              786,690                  814,920
     OTHER LIABILITIES                                                       1,482,143                       --
                                                                         -------------            -------------

                                                                           115,614,426               98,991,803

     STOCKHOLDERS' EQUITY:
      Redeemable, convertible preferred stock, $.01
          par value, 2,500,000 shares authorized, none
          issued and outstanding at December 31, 2000
          and June 30, 2000, respectively
      Common stock, $.01 par value, 10,000,000                                      --                       --
         Shares authorized, 5,835,563 and 4,655,564
         Issued and outstanding at December 31, 2000
         And June 30, 2000                                                      58,355                   46,555
      Additional paid-in capital                                            19,327,812               11,365,207
      Retained earnings                                                     20,053,809               15,998,771
      Treasury stock at cost, 213,370 at
         December 31, 2000 and June 30, 2000                                (1,442,620)              (1,442,620)
                                                                         -------------            -------------

           TOTAL STOCKHOLDERS' EQUITY                                       37,997,356               25,967,913
                                                                         -------------            -------------

                                                                         $ 153,611,782            $ 124,959,716
                                                                         =============            =============


                 See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                                  Three Months Ended                   Six Months Ended
                                                                      December 31,                        December 31,
                                                             -----------------------------     -------------------------------
                                                                 2000             1999             2000               1999
                                                             ------------     ------------     -------------     -------------
Net sales                                               $ 92,741,847     $ 65,323,099     $ 181,689,372     $ 126,704,215

Cost of sales                                             78,373,061       54,152,094       153,292,479       105,549,409
                                                        ------------     ------------     -------------     -------------

    Gross margin                                          14,368,786       11,171,005        28,396,893        21,154,806
                                                        ------------     ------------     -------------     -------------

Expenses:
 Selling and shipping                                      6,739,945        5,485,953        13,576,240        10,609,190
 General and administrative                                1,870,612        1,679,736         3,489,713         2,927,201
                                                        ------------     ------------     -------------     -------------

                                                           8,610,557        7,165,689        17,065,953        13,536,391
                                                        ------------     ------------     -------------     -------------

Income from operations                                     5,758,229        4,005,316        11,330,940         7,618,415

Other income (expense)
  Interest expense, net                                   (2,423,930)      (1,418,290)       (4,685,902)       (2,677,980)
                                                        ------------     ------------     -------------     -------------

                                                          (2,423,930)      (1,418,290)       (4,685,902)       (2,677,980)
                                                        ------------     ------------     -------------     -------------

Earnings Before Income Taxes                               3,334,299        2,587,026         6,645,038         4,940,435

Income Taxes                                               1,266,000        1,083,000         2,590,000         2,023,000
                                                        ------------     ------------     -------------     -------------

Net earnings                                            $  2,068,299     $  1,504,026     $   4,055,038     $   2,917,435
                                                        ============     ============     =============     =============



EARNINGS PER SHARE OF COMMON STOCK:

Basic earnings per share                                       $0.37            $0.34             $0.78             $0.66
                                                        ============     ============     =============     =============

Diluted earnings per share                                     $0.33            $0.29             $0.69             $0.57
                                                        ============     ============     =============     =============



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

         Basic                                             5,622,194        4,399,620         5,221,877         4,440,197
         Diluted                                           6,256,840        5,100,196         5,910,461         5,143,589
                                                        ============     ============     =============     =============


                See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                     ------------------------------------
                                                                         2000                    1999
                                                                     ------------            ------------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                                     $  4,055,038            $  2,917,435
    Adjustments to reconcile net earnings to net cash
      Used in operating activities:

      Depreciation and amortization                                       323,744                 301,385
      Provision for doubtful accounts                                          --                      --
      Changes in operating assets and liabilities:
        Accounts receivable                                           (16,002,898)            (12,699,068)
        Inventories                                                   (10,841,290)             (5,796,658)
      Prepaid expenses and other current assets                          (150,797)               (339,826)
        Other assets                                                       20,937                 460,960

        Accounts payable                                                2,939,362               4,299,429
        Income taxes payable                                             (108,131)               (433,223)
        Accrued expenses and other current liabilities                 (1,385,822)               (439,380)
                                                                     ------------            ------------
        Other liabilities                                               1,482,143                      --
                                                                     ------------            ------------

        Net cash used in operating activities                         (19,667,714)            (11,728,946)
                                                                     ------------            ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Payments for purchase of property and equipment                   (2,650,902)               (587,197)
                                                                     ------------            ------------

         Net cash used in investing activities                         (2,650,902)               (587,197)
                                                                     ------------            ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                                  36,868,262              42,415,000
  Principal payments of revolving credit loan                         (22,850,000)            (28,741,599)
  Principal payments of capital leases                                   (297,098)               (268,386)
  Principal payments of mortgage                                          (26,093)                (15,992)
  Proceeds from secondary public offering (net)                         7,974,405                      --
  Proceeds from options                                                        --                  53,619
  Acquisition of treasury stock                                                --              (1,046,250)

         Net cash provided by financing activities                     21,669,476              12,396,392
                                                                     ------------            ------------

NET INCREASE (DECREASE) IN CASH                                          (649,140)                 80,249

CASH, BEGINNING OF PERIOD                                                 950,121                 358,214
                                                                     ------------            ------------

CASH, END OF PERIOD                                                  $    300,981            $    438,463
                                                                     ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                                         $  4,423,702            $  2,649,326
                                                                     ============            ============

    Income Taxes                                                     $  2,698,131            $  2,457,411
                                                                     ============            ============


                See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of December 31, 2000, the unaudited consolidated statements of earnings for the three and six month periods ended December 31, 2000 and 1999 and the unaudited consolidated statements of cash flows for the six month periods ended December 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet for June 30, 2000 is derived from audited financial statements. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows at December 31, 2000 and for the three and six month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this quarterly financial statement. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K for the year ended June 30, 2000.

     The results of operations and cash flows for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                           Dec. 31, 2000       June 30, 2000
                                           -------------       -------------

          Finished goods                    $46,495,520         $38,430,322
          Raw materials                      14,492,910          11,872,836
          Packaging                           1,483,203           1,327,185
                                            -----------         -----------

                                            $62,471,633         $51,630,343
                                            ===========         ===========

3.   LONG-TERM REVOLVING CREDIT LOAN

     We have a bank revolving credit facility (the "Facility") that, in December 2000, was amended and increased the bank's potential commitment to $111,000,000. The commitment for the Facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points. The Facility is collateralized by substantially all existing and acquired assets as defined in the credit facility, and is guaranteed by our subsidiaries, Suprema Specialties West, Inc., Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest, Inc. and the pledge of all of the stock of these subsidiaries. Advances under the Facility are limited to 85% of eligible accounts receivable and 60% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of December 31, 2000, we were in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are required to be used for working capital purposes.

4.   ISSUANCE OF COMMON STOCK

     In August 2000, we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us was $8,800,000 and net proceeds paid to us was $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

     On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us was $640,000 and net proceeds to us was $570,000. We received no proceeds from the shares sold by the selling shareholders.

5.   EARNINGS PER SHARE

     Basic and diluted earnings per share for the three and six month periods ended December 31, 2000 and December 31, 1999 are calculated as follows:

                               Three months ended Dec. 31, 2000     Three months ended Dec. 31, 1999
                              ----------------------------------   ----------------------------------
                              Net Income    Shares     Per Share   Net Income     Shares    Per Share
     Basic earnings
         per share            $2,068,299   5,622,194     $.37      $1,504,026    4,399,620    $.34
     Effect of assumed
     conversion of warrants
     and employee stock
     options                                 634,646                               700,576
                              ----------   ---------     ----      ----------    ---------    ----
     Diluted earnings
         Per share            $2,068,299   6,256,840     $.33      $1,504,026    5,100,196    $.29

                                Six months ended Dec. 31, 2000       Six months ended  Dec. 31, 1999
                              ----------------------------------   ----------------------------------
                              Net Income    Shares     Per Share   Net Income     Shares    Per Share
     Basic earnings
         Per share            $4,055,038   5,221,877     $.78      $2,917,435    4,440,197    $.66
     Effect of assumed
     conversion of warrants
     and employee stock
     options                                 688,584                               703,392
                              ----------   ---------     ----      ----------    ---------    ----
     Diluted earnings
         Per share            $4,055,038   5,910,461     $.69      $2,917,435    5,143,589    $.57


6.   TREASURY STOCK

     During the six months ended December 31, 1999, we, in accordance with our stock repurchase plan, purchased 135,000 shares of our common stock at a cost of $1,046,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, seasonality, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," and "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

Results of Operations - Three months ended December 31, 2000 vs. Three months ended December 31, 1999.

Net sales for the three month period ended December 31, 2000 were approximately $92,742,000, as compared to approximately $65,323,000 for the three months ended December 31, 1999, an increase of approximately $27,419,000 or 42.0%. This increase reflects an increase in sales volume for food service products manufactured by us, partially offset by the lower average selling price for cheese (as a result of the lower CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

Our gross margin increased by approximately $3,198,000 from approximately $11,171,000 in the three month period ended December 31, 1999 to approximately $14,369,000 in the three month period ended December 31, 2000, primarily as a result of an increase in the sales volume for food service products manufactured by us. Our gross margin as a percentage of sales decreased to 15.5% in the three month period ended December 31, 2000 from 17.1% in the three month period ended December 31, 1999. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the three months ended December 31, 2000, and, to a lesser extent, the shift toward lower margin sales associated with the food service markets, partially offset by the increase in sales volume.

Selling and shipping expenses increased approximately $1,254,000 from approximately $5,486,000 for the three month period ended December 31, 1999 to approximately $6,740,000 for the three month period ended December 31, 2000. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased from 8.4% in the three month period ended December 31, 1999 to 7.3% in the three month period ended December 31, 2000. The percentage decrease in selling and shipping expenses, which is primarily due to the increase in our revenue, was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth.

General and administrative expenses increased by approximately $191,000 to approximately $1,871,000 for the three month period ended December 31, 2000 as compared to approximately $1,680,000 for the comparable period in 1999. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses decreased from 2.6% in the three month period ended December 31, 1999 to 2.0% in the three month period ended December 31, 2000. The percentage decrease in general and administrative expenses, which is primarily due to the increase in our revenue, was partially offset by the increases in personnel and other administrative expenses associated with the increase in our revenue.

Net interest expense increased to approximately $2,424,000 for the three month period ended

December 31, 2000 from approximately $1,418,000 for the three month period ended December 31, 1999. The increase in interest expense was primarily due to our expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three month period ended December 31, 2000 increased by approximately $183,000 compared to the three month period ended December 31, 1999 as a result of increased taxable income.

Net earnings increased approximately $564,000 to approximately $2,068,000 for the three month period ended December 31, 2000, from approximately $1,504,000 for the comparable period ended December 31, 1999 due to the increase in gross margin as a result of increased sales volumes, which was partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Results of Operations - Six months ended December 31, 2000 vs. Six months ended December 31, 1999.

Net sales for the six month period ended December 31, 2000 were approximately $181,689,000 as compared to approximately $126,704,000 for the six months ended December 31, 1999, an increase of approximately $54,985,000 or 43.4%. This increase reflects an increase primarily in sales volumes for food service products manufactured by us partially offset by the lower average selling price for cheese (as a result of the lower CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

Our gross margin increased by approximately $7,242,000, from approximately $21,155,000 in the six month period ended December 31, 1999 to approximately
$28,397,000 in the six month period ended December 31, 2000, primarily as a result of an increase in sales volume for food service products manufactured by us. Our gross margin as a percentage of sales decreased from 16.7% in the six months ended December 31, 1999 to 15.6% for the comparable six month period in 2000. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the six months ended December 31, 2000, and, to a lesser extent, the shift toward lower margin sales associated with the food service markets, which was partially offset by the increase in the sales volume.

Selling and shipping expenses increased by approximately $2,967,000 from approximately $10,609,000 for the six month period ended December 31, 1999 to approximately $13,576,000 for the six month period ended December 31, 2000. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased from 8.4% in the six month period ended December 31, 1999 to 7.5% in the six month period ended December 31, 2000. The percentage decrease in selling and shipping expenses, which is primarily due to the increase in our revenue, was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of the increase in our revenue.

General and administrative expenses increased by approximately $562,000 from approximately $2,927,000 for the six month period ended December 31, 1999 to approximately $3,490,000 for the comparable period in fiscal 2000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses decreased to 1.9% for the six month period ended December 31, 2000, from 2.3% for the comparable period in 1999, which is primarily due to the increase in our revenue, was partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $4,686,000 for the six month period ended December 31, 2000 from approximately $2,678,000 for the six month period ended December 31, 1999. The increase was primarily the result of our expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the six month period ended December 31, 2000, increased by approximately $567,000 as compared to the six month period ended December 31, 1999 primarily as a result of increased taxable income.

Net earnings increased by approximately $1,138,000 to approximately $4,055,000 for the six month period ended December 31, 2000, from approximately $2,917,000 for the comparable period ended December 31, 1999 due to the increase in gross margin primarily as a result of increased sales volumes, which was partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At December 31, 2000, we had working capital of approximately $120,752,000, as compared with $95,816,000 at June 30, 2000, an increase of approximately $24,936,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of our increased sales volumes, as well as decreases in income taxes payable and accrued expenses and other current liabilities, partially offset by increases in accounts payable.

In August 2000 we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us was $8,800,000 and net proceeds paid to us was $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us was $640,000 and net proceeds to us was $570,000. We received no proceeds from the shares sold by the selling shareholders.

In March, 1996, we purchased our Paterson, New Jersey production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bore interest at 8.51% per annum was being amortized at a fifteen year rate and required a balloon payment at the end of year five of approximately $840,000. On March 29,1999, we refinanced the mortgage on our Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At December 31, 2000, we had outstanding obligations of approximately $842,401 under the mortgage financing the purchase of the Paterson facility.

We have a bank revolving credit facility, (the "Facility"), that in December 2000 was amended and increased the bank's potential commitment to $111,000,000 through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the LIBOR rate plus 175 basis points. The interest rate at December 31, 2000 was 8.44%. Advances under the Facility are limited to 85% of eligible accounts receivable, and 60% of most inventory. The agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios as defined in the agreement, and restriction on dividends to common shareholders. As of December 31, 2000, we are in compliance with these covenants. At December 31, 2000 our total outstanding debt to the bank was $79,905,262.

We previously entered into certain capital lease financing transactions to purchase equipment. At December 31, 2000, we had obligations of approximately $1,418,229 under capital leases.

Management  believes that with an increase in the Facility to  $111,000,000,  we
have  adequate   working  capital  to  meet  our  reasonably   foreseeable  cash
requirements.

Net cash used in operating activities in the six month period ended December 31, 2000 was approximately $19,668,000 as compared to $11,729,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of our increased revenue growth, and decreases in income taxes payable and accrued expenses and other current liabilities partially offset by increases in accounts payable and other liabilities, and net earnings as adjusted for non-cash expenses. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the six month period ended December 31, 2000 was approximately $2,651,000, as compared to $587,000 in the six month period ended December 31, 1999, as a result of continued expenditures for fixed assets including the purchase from Snake River Cheese, L.L.C. of land and building located in Blackfoot, Idaho, and capital equipment utilized in our California and New York manufacturing facilities. In August 2000, we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us was $8,800,000 and net proceeds paid to us was $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments. On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us was $640,000 and net proceeds to us was $570,000. We received no proceeds from the shares sold by the selling shareholders. As a result of the foregoing, at December 31, 2000 we had cash of approximately $300,981.


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits


Exhibit 10.1 Amendment No. 2 to Third Amendment and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, N.A., Sovereign Bank, Mellon Bank, N.A., European American Bank, N.A., PNC Bank, N.A., National City Bank, Suprema Specialties, Inc., Suprema Specialties West, Inc., Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest, Inc.

Exhibit 10.2   Asset  Purchase  Agreement  dated as of November  27, 2000 by and
               among  Snake  River  Cheese,   L.L.C.  and  Suprema   Specialties
               Northwest, Inc.

Exhibit 10.3 Master Lease Agreement dated December 28, 2000 by and between PNC Leasing and Suprema Specialties Northwest, Inc. and supplement.



Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUPREMA SPECIALTIES, INC.
                                          -------------------------
                                                   (registrant)




Date: February 12, 2001                By: /s/ Mark Cocchiola
     -------------------                  ---------------------------------
                                          Mark Cocchiola
                                          President &
                                          Chief Executive Officer



Date: February 12, 2001                By: /s/ Steven Venechanos
     ------------------                    ------------------------------
                                           Chief Financial Officer &
                                           Secretary