Form 10-Q
period 2001-03-31
SUPREMA SPECIALTIES INC
filed 2001-05-15
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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


                                 (973) 684-2900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

As of May 12, 2001 there were 5,640,687 outstanding shares of the issuer's Common Stock, $.01 par value.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------


PART I.           FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                   Consolidated Balance Sheets as of
                   March 31, 2001 (unaudited) and June 30, 2000            3

                   Consolidated Statements of Earnings
                   For The Three and Nine Month Periods Ended
                   March 31, 2001 and 2000 (unaudited)                     4

                   Consolidated Statements of Cash Flows
                   For the Nine Month Periods Ended
                   March 31, 2001 and 2000 (unaudited)                     5

                   Notes to Consolidated Financial                         6
                   Statements


         ITEM 2.  Management's Discussion and Analysis of                  8
                    Financial Condition and Results of
                    Operations

         ITEM 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                           11

PART II.          OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote of Security Holders     11


         ITEM 6.  Exhibits and Reports on Form 8-K                        11



Signatures                                                                12


                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,                June 30,
                                                                                            2001                     2000
                                                                                        -------------            -------------
                                                                                         (Unaudited)
                                                                                          ---------
ASSETS

CURRENT ASSETS:
       Cash                                                                             $     427,184            $     950,121
       Accounts receivable, net of allowances
         of $770,290 at March 31, 2001 and
         $770,290 at June 30, 2000                                                         94,314,049               62,326,908
       Inventories                                                                         64,562,744               51,630,343
       Prepaid expenses and other current assets                                              918,621                  755,067
       Deferred income taxes                                                                   89,000                   89,000
                                                                                        -------------            -------------

           Total current assets                                                           160,311,598              115,751,439

     PROPERTY AND EQUIPMENT, NET                                                           10,029,554                7,181,208
     OTHER ASSETS                                                                           1,625,382                2,027,069
                                                                                        -------------            -------------

                                                                                        $ 171,966,534            $ 124,959,716
                                                                                        =============            =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                                 $  21,937,227            $  13,989,065
       Current portion of long-term obligations                                               543,070                  609,690
       Mortgage payable - short term                                                           56,812                   53,574
       Income taxes payable                                                                 1,862,770                1,539,000
       Accrued expenses and other current liabilities                                       2,497,559                3,743,917
                                                                                        -------------            -------------

           Total current liabilities                                                       26,897,438               19,935,246

     DEFERRED INCOME TAXES                                                                    749,000                  749,000
     REVOLVING CREDIT LOAN                                                                 90,705,262               65,887,000
     SUBORDINATED DEBT                                                                     10,500,000               10,500,000
     LONG-TERM CAPITAL LEASES                                                                 720,849                1,105,637
     MORTGAGE PAYABLE - LONG TERM                                                             772,156                  814,920
     OTHER LONG-TERM LIABILITIES                                                            1,428,572                     --
                                                                                        -------------            -------------

                                                                                          131,773,277               98,991,803

     STOCKHOLDERS' EQUITY:
      Redeemable, convertible preferred stock, $.01
         par value, 2,500,000 shares authorized, none
         issued and outstanding at March 31, 2001
         and June 30, 2000, respectively                                                         --                       --
      Common stock, $.01 par value, 10,000,000
         Shares authorized, 5,854,057 and 4,655,564
         Issued and outstanding at March 31, 2001
         And June 30, 2000                                                                     58,540                   46,555
      Additional paid-in capital                                                           19,432,627               11,365,207
      Retained earnings                                                                    22,249,710               15,998,771
      Treasury stock at cost, 224,877 at
        March 31, 2001 and June 30, 2000                                                   (1,547,620)              (1,442,620)
                                                                                        -------------            -------------

           TOTAL STOCKHOLDERS' EQUITY                                                      40,193,257               25,967,913
                                                                                        -------------            -------------

                                                                                        $ 171,966,534            $ 124,959,716
                                                                                        =============            =============

 See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                    Three Months Ended                Nine Months Ended
                                                          March 31,                       March 31,
                                              -----------------------------    ------------------------------
                                                   2001            2000             2001             2000
                                                   ----            ----             ----             ----

Net sales                                     $ 108,635,791    $ 75,563,918    $ 290,325,163    $ 202,268,133

Cost of sales                                    91,997,635      63,472,100      245,290,114      169,021,509
                                              -------------    ------------    -------------    -------------

    Gross margin                                 16,638,156      12,091,818       45,035,049       33,246,624
                                              -------------    ------------    -------------    -------------

Expenses:
 Selling and shipping                             8,662,545       6,264,725       22,238,785       16,873,915
 General and administrative                       2,082,213       1,491,365        5,571,926        4,418,566
                                              -------------    ------------    -------------    -------------

                                                 10,744,758       7,756,090       27,810,711       21,292,481
                                              -------------    ------------    -------------    -------------

Income from operations                            5,893,398       4,335,728       17,224,338       11,954,143

Other income (expense)
  Interest expense, net                          (2,118,497)     (1,582,001)      (6,804,399)      (4,259,981)
                                              -------------    ------------    -------------    -------------

                                                 (2,118,497)     (1,582,001)      (6,804,399)      (4,259,981)
                                              -------------    ------------    -------------    -------------

Earnings Before Income Taxes                      3,774,901       2,753,727       10,419,939        7,694,162

Income Taxes                                      1,579,000       1,132,000        4,169,000        3,155,000
                                              -------------    ------------    -------------    -------------

Net earnings                                  $   2,195,901    $  1,621,727    $   6,250,939    $   4,539,162
                                              =============    ============    =============    =============



EARNINGS PER SHARE OF COMMON STOCK:

Basic earnings per share                      $        0.39    $       0.37    $        1.17    $        1.02
                                              =============    ============    =============    =============

Diluted earnings per share                    $        0.34    $       0.31    $        1.03    $        0.88
                                              =============    ============    =============    =============



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

         Basic                                    5,629,716       4,404,813        5,357,823        4,428,403
                                              -------------    ------------    -------------    -------------
         Diluted                                  6,424,698       5,260,097        6,081,873        5,179,986
                                              =============    ============    =============    =============


See notes to consolidated financial statements.


                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                Nine Months Ended
                                                                    March 31,
                                                         -----------------------------
                                                               2001            2000
                                                               ----            ----

  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Earnings                                         $   6,250,939    $  4,539,162
    Adjustments to reconcile net earnings to net cash
      Used in operating activities:

      Depreciation and amortization                            509,395         446,649
      Provision for doubtful accounts                             --              --
      Changes in operating assets and liabilities:
        Accounts receivable                                (31,987,141)    (22,387,535)
        Inventories                                        (12,932,401)     (3,368,868)
      Prepaid expenses and other current assets               (163,554)         55,553
        Other assets                                           401,687          83,996

        Accounts payable                                     7,948,162        (751,859)
        Income taxes payable                                   323,770        (752,739)
        Accrued expenses and other current liabilities      (1,246,358)       (467,348)
        Other liabilities                                    1,428,572            --
                                                         -------------    ------------

        Net cash used in operating activities              (29,466,929)    (22,602,989)
                                                         -------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Payments for purchase of property and equipment        (3,357,741)       (882,121)
                                                         -------------    ------------

         Net cash used in investing activities              (3,357,741)       (882,121)
                                                         -------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                      101,374,999      56,640,001
  Principal payments of revolving credit loan              (76,556,737)    (31,784,600)
  Principal payments of capital leases                        (451,408)       (407,780)
  Principal payments of mortgage                               (39,526)        (36,525)
  Proceeds from secondary public offering (net)              7,974,405            --
  Proceeds from options                                           --           118,620
  Acquisition of treasury stock                                   --        (1,046,250)

         Net cash provided by financing activities          32,301,733      23,483,466
                                                         -------------    ------------

NET (DECREASE) IN CASH                                        (522,937)         (1,644)

CASH, BEGINNING OF PERIOD                                      950,121         358,214
                                                         -------------    ------------

CASH, END OF PERIOD                                      $     427,184    $    356,570
                                                         =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid during the period for:
    Interest                                             $   6,408,347    $  4,261,904
                                                         =============    ============

    Income Taxes                                         $   5,051,603    $  3,943,257
                                                         =============    ============


See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of March 31, 2001, the unaudited consolidated statements of earnings for the three and nine month periods ended March 31, 2001 and 2000 and the unaudited consolidated statements of cash flows for the nine month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet for June 30, 2000 is derived from audited financial statements. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows at March 31, 2001 and for the three and nine month periods presented, have been included.

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

     The results of operations and cash flows for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                March 31, 2001       June 30, 2000
                                --------------       -------------

               Finished goods     $48,720,957         $38,430,322
               Raw materials       14,270,962          11,872,836
               Packaging            1,570,825           1,327,185
                                  -----------         -----------

                                  $64,562,744         $51,630,343
                                  ===========         ===========

3.   LONG-TERM REVOLVING CREDIT LOAN

     We have a bank revolving credit facility (the "Facility") that, in January 2001, was amended and increased the bank's potential commitment to $125,000,000. The commitment for the Facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points. The Facility is collateralized by substantially all existing and acquired assets as defined in the credit facility, and is guaranteed by our subsidiaries, Suprema Specialties West, Inc., Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest, Inc. and the pledge of all of the stock of these subsidiaries. Advances under the Facility are limited to 85% of eligible accounts receivable and 60% of all inventory except packaging material, as defined in the agreement. The Facility Agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of March 31, 2001, we were in compliance with the covenants under the Facility Agreement. Borrowings under the Facility are required to be used for working capital purposes.

4.   ISSUANCE OF COMMON STOCK

     In August 2000, we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us were $8,800,000 and net proceeds paid to us were $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

     On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us were$640,000 and net proceeds to us were $570,000. We received no proceeds from the shares sold by the selling shareholders.

5.   EARNINGS PER SHARE

     Basic and diluted earnings per share for the three and nine month periods ended March 31, 2001 and March 31, 2000 are calculated as follows:


                         Three months ended March 31, 2001   Three months ended March 31, 2000
                         ---------------------------------   ---------------------------------

                         Net Income    Shares    Per Share    Net Income    Shares    Per Share
                         ----------   ---------  ---------    ----------   ---------  ---------
Basic earnings
    per share            $2,195,901   5,629,716     $.39      $1,621,727   4,404,813     $.37
Effect of assumed
conversion of warrants
and employee stock
options                                 794,982                              855,284
                         ----------   ---------     ----      ----------   ---------     ----
Diluted earnings
    Per share            $2,195,901   6,424,698     $.34      $1,621,727   5,260,097     $.31

                         Nine months ended March 31, 2001   Nine months ended March 31, 2000
                         --------------------------------   --------------------------------

                         Net Income    Shares    Per Share    Net Income    Shares    Per Share

Basic earnings
    Per share            $6,250,939   5,357,823   $ 1.17      $4,539,162   4,428,403     $1.02

Effect of assumed
conversion of warrants
and employee stock
options                                 724,050                              751,583       --
                         ----------   ---------     ----      ----------   ---------     -----

Diluted earnings
    Per share            $6,250,939   6,081,873   $   1.03    $4,539,162   5,179,986   $   .88


6.   TREASURY STOCK

     During the three months ended March 31, 2001, a total of 11,507 shares of our common stock was tendered back to us by a member of the Board of Directors, at a cost of $105,000.

7.   SALE LEASE-BACK TRANSACTION

     In December 2000, we purchased certain assets of Snake River Cheese L.L.C. for $6 million. The acquisition was funded through a sale-leaseback transaction whereby the equipment was sold for $5.9 million and leased back under operating leases.

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

Results of Operations - Three months ended March 31, 2001 vs. Three months ended March 31, 2000.

Net sales for the three month  period  ended  March 31, 2001 were  approximately
$108,636,000, as compared to approximately $75,564,000 for the three months ended March 31, 2000, an increase of approximately $33,072,000 or 43.8%. This increase reflects an increase in sales volume for food service products manufactured and processed by us, partially offset by the lower average selling price for cheese (as a result of the lower CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

Our gross margin increased by approximately $4,546,000 from approximately $12,092,000 in the three month period ended March 31, 2000 to approximately
$16,638,000 in the three month period ended March 31, 2001, primarily as a result of an increase in the sales volume for food service products manufactured and processed by us. Our gross margin as a percentage of sales decreased to 15.3% in the three month period ended March 31, 2001 from 16.0% in the three month period ended March 31, 2000. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the three months ended March 31, 2001, and, to a lesser extent, the shift toward lower margin sales associated with the food service markets, partially offset by the increase in sales volume.

Selling and shipping expenses increased approximately $2,398,000 from approximately $6,265,000 for the three month period ended March 31, 2000 to approximately $8,663,000 for the three month period ended March 31, 2001. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased from 8.3% in the three month period ended March 31, 2000 to 8.0% in the three month period ended March 31, 2001. The percentage decrease in selling and shipping expenses, which is primarily due to the increase in our revenue, was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth.

General and administrative expenses increased by approximately $591,000 to approximately $2,082,000 for the three month period ended March 31, 2001 as compared to approximately $1,491,000 for the comparable period in 2000. The increase in general and administrative expenses is primarily due to an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses decreased from 2.0% in the three month period ended March 31, 2000 to 1.9% in the three month period ended March 31, 2001. The percentage decrease in general and administrative expenses, which is primarily due to the increase in our revenue, was partially offset by the increases in personnel and other administrative expenses associated with the increase in our revenue.

Net interest expense increased to approximately $2,118,000 for the three month period ended March 31, 2001 from approximately $1,582,000 for the three month period ended March 31, 2000. The increase in interest expense was primarily due to our expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the three month period ended March 31, 2001 increased by approximately $447,000 compared to the three month period ended March 31, 2000 as a result of increased taxable income.

Net earnings increased approximately $574,000 to approximately $2,196,000 for the three month period ended March 31, 2001, from approximately $1,622,000 for the comparable period ended March 31, 2000 due to the increase in gross margin as a result of increased sales volumes, which was partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Results of Operations - Nine months ended March 31, 2001 vs. Nine months ended March 31, 2000.

Net sales for the nine month period ended March 31, 2001 were approximately $290,325,000 as compared to approximately $202,268,000 for the nine months ended March 31, 2000, an increase of approximately $88,057,000 or 43.5%. This increase reflects an increase primarily in sales volumes for food service products manufactured and processed by us partially offset by the lower average selling price for cheese (as a result of the lower CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

Our gross margin increased by approximately $11,788,000 from approximately $33,247,000 in the nine month period ended March 31, 2000 to approximately $45,035,000 in the nine month period ended March 31, 2001, primarily as a result of an increase in sales volume for food service products manufactured and processed by us. Our gross margin as a percentage of sales decreased from 16.4% in the nine months ended March 31, 2000 to 15.5% for the comparable nine month period in 2001. The decrease in gross margin as a percentage of sales was primarily due to the lower average selling price for cheese (as a result of the lower average CME Block Cheddar Market, the commodity index on which bulk cheese prices are based) during the nine months ended March 31, 2001, and, to a lesser extent, the shift toward lower margin sales associated with the food service markets, which was partially offset by the increase in the sales volume.

Selling and shipping expenses increased by approximately $5,365,000 from approximately $16,874,000 for the nine month period ended March 31, 2000 to approximately $22,239,000 for the nine month period ended March 31, 2001. The increase in selling and shipping expenses is primarily due to increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased from 8.3% in the nine month period ended March 31, 2000 to 7.7% in the nine month period ended March 31, 2001. The percentage decrease in selling and shipping expenses, which is primarily due to the increase in our revenue, was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of the increase in our revenue.

General and administrative expenses increased by approximately $1,153,000 from approximately $4,418,000 for the nine month period ended March 31, 2000 to approximately $5,571,000 for the comparable period in fiscal 2001. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses decreased to 1.9% for the nine month period ended March 31, 2001, from 2.2% for the comparable period in fiscal 2000, which is primarily due to the increase in our revenue, was partially offset by an increase in personnel and other administrative expenses.

Net interest expense increased to approximately $6,804,000 for the nine month period ended March 31, 2001 from approximately $4,260,000 for the nine month period ended March 31, 2000. The increase was primarily the result of our expanded borrowing requirements necessary for working capital needs.

The provision for income taxes for the nine month period ended March 31, 2001, increased by approximately $1,014,000 as compared to the nine month period ended March 31, 2000 primarily as a result of increased taxable income.

Net earnings increased by approximately $1,712,000 to approximately $6,251,000 for the nine month period ended March 31, 2001, from approximately $4,539,000 for the comparable period ended March 31, 2000 due to the increase in gross margin primarily as a result of increased sales volumes, which was partially offset by the increases in selling and shipping expenses, general and administrative expenses and interest expense.

Financial Position, Liquidity and Capital Resources

At March 31, 2001, we had working capital of approximately $133,415,000, as compared with $95,816,000 at June 30, 2000, an increase of approximately $37,599,000. The increase in working capital is primarily due to the increase in accounts receivable and inventory levels in support of our increased sales volumes, as well as increases in other assets and decreases in accrued expenses and other current liabilities, partially offset by increases in accounts payable, income taxes payable and other liabilities.

In August 2000 we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us were $8,800,000 and net proceeds paid to us were $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us were $640,000 and net proceeds to us were $570,000. We received no proceeds from the shares sold by the selling shareholders.

In March, 1996, we purchased our Paterson, New Jersey production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bore interest at 8.51% per annum was being amortized at a fifteen year rate and required a balloon payment at the end of year five of approximately $840,000. On March 29,1999, we refinanced the mortgage on our Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At March 31, 2001, we had outstanding obligations of approximately $828,968 under the mortgage financing the purchase of the Paterson facility.

We have a bank revolving credit facility, (the "Facility"), that in January 2001 was amended and increased the bank's potential commitment to $125,000,000 through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the LIBOR rate plus 175 basis points. The interest rate at March 31, 2001 was 7.23%. Advances under the Facility are limited to 85% of eligible accounts receivable, and 60% of most inventory. The Facility agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios as defined in the agreement, and restriction on dividends to common shareholders. As of March 31, 2001, we are in compliance with these covenants. At March 31, 2001 our total outstanding debt to the bank was $90,705,262.

We previously entered into certain capital lease financing transactions to purchase equipment. At March 31, 2001, we had obligations of approximately $1,263,919 under capital leases.

Management  believes that with an increase in the Facility to  $125,000,000,  we
have  adequate   working  capital  to  meet  our  reasonably   foreseeable  cash
requirements.

Net cash used in operating activities in the nine month period ended March 31, 2001 was approximately $29,467,000 as compared to $22,603,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of our increased revenue growth, and decreases in accrued expenses and other current liabilities partially offset by increases in accounts payable, income taxes payable, and other liabilities, and net earnings as adjusted for non-cash expenses. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities in the nine month period ended March 31, 2001 was approximately $3,358,000, as compared to $882,000 in the nine month period ended March 31, 2000, as a result of continued expenditures for fixed assets including the purchase from Snake River Cheese, L.L.C. of land and building located in Blackfoot, Idaho, and capital equipment utilized in our California and New York manufacturing facilities. In August 2000, we completed an underwritten secondary public offering of shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us were $8,800,000 and net proceeds paid to us were $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the secondary public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments. On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us were $640,000 and net proceeds to us were $570,000. We received no proceeds from the shares sold by the selling shareholders. As a result of the foregoing, at March 31, 2001 we had cash of $427,184.

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

               None.

PART II.  OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security Holders

               On February 20, 2001 we held our Annual Meeing of shareholders at which time the following persons were duly elected as members of our Board of Directors by the votes set forth below:

Names of Nominees               Number of Votes For     Number of Votes Withheld
-----------------               -------------------     ------------------------

Mark Cocchiola                       5,326,814                   81,800
Paul Lauriero                        5,326,814                   81,800
Marco Cocchiola                      5,326,814                   81,800
Dr. Rudolph Acosta, Jr               5,332,514                   76,100
Paul DeSocio                         5,332,514                   76,100
Barry S. Rutcofsky                   5,332,514                   76,100

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits


Exhibit 10.1 Increase Supplement dated as of February 15, 2001 to Third Amendment and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, N.A., Sovereign Bank, Mellon Bank, N.A., European American Bank, N.A., PNC Bank, N.A., National City Bank, Suprema Specialties, Inc., Suprema Specialties West, Inc., Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest, Inc.

Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPREMA SPECIALTIES, INC.
                                        -------------------------
                                              (registrant)




Date: May 11, 2001                   By: /s/ Mark Cocchiola
     -------------                      ---------------------------------
                                              President &
                                              Chief Executive Officer



Date: May 11, 2001                   By: /s/ Steven Venechanos
     -------------                      ------------------------------
                                        Chief Financial Officer &
                                              Secretary