Form 10-K
period 2001-06-30
SUPREMA SPECIALTIES INC
filed 2001-09-28
CIK 872867

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

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

                          Common Stock, $.01 par value
                          Common Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 24, 2001 was $51,134,538.

As of September 24, 2001, there were 5,735,112 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference:

     None.

PART I

Item 1. Business

General

          Suprema Specialties, Inc. and its wholly owned subsidiaries (hereinafter referred to collectively as "we", "us" or the "Company") manufacture and market gourmet all natural Italian cheeses. Our product lines consist primarily, of mozzarella, ricotta, parmesan, romano and provolone cheeses which we produce domestically, as well as parmesan and pecorino romano cheeses, which we import. Certain of our domestically produced cheeses include "lite" and lower fat versions containing less fat and fewer calories.

          We sell our cheeses through three channels of distribution in the food industry: foodservice, food ingredient and retail. Over 95% of our revenue is derived from the foodservice channel, where we market and sell our bulk cheeses under the Suprema brand name, as well as under private label, to national and regional foodservice distributors, which in turn sell our cheeses to restaurants, hotels, caterers and others. We sell our cheeses to food manufacturers in the food ingredient channel, who use our cheeses as ingredients in prepared foods, such as frozen pizza and various pasta dishes. In the retail distribution channel, we sell our cheeses principally in the Northeast and Mid-Atlantic regional markets, as well as Florida and the Chicago metropolitan area, primarily to supermarket chains, grocery stores, delicatessens and gourmet shops, including Food Town, Shaw's, Giant, King Kullen, Stop'N Shop and Krogers.

          We market our cheeses under the Suprema and Suprema Di Avellino(R) brand names, and are increasing our efforts to build Suprema as a recognized cheese brand by, among other things, increasing our use of promotional materials, participating in trade shows and entering into certain co-branding relationships.

Products, Production Process and Packaging

          We domestically produce mozzarella, ricotta, provolone and grated and shredded parmesan and romano cheeses including "lite" and lower fat versions of certain of these products which contain less fat and fewer calories. We also import parmesan and pecorino(sheep's milk) romano cheeses for production and resale. Foreign producers, located principally in Europe and South America, supplied us with 25% of our bulk cheese requirements in each of fiscal year 2000 and fiscal year 2001. Our cheeses are natural, and do not contain any preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings. Our cheese products are premium quality all natural cheeses that meet or exceed all federal and industry standards for purity, freshness, taste, appearance and texture.

          We offer many of our products to the foodservice and food ingredient groups in shrink-wrapped plastic packaging and in pillow packs which ensure continued freshness and gourmet quality. In addition to standard sizes, we also package our products in customized sizes, which can range from five pound to forty pound blocks, in order to meet the specific needs of our foodservice distributors and food manufacturer customers. We market and sell our products to the foodservice and food ingredient groups under the Suprema brand name as well as under private label.

          We offer most of our retail products in convenient, resealable, tamper-resistant, clear plastic cups and shakers, in order to maximize both freshness and taste as well as to promote visual appeal. We believe that our packaging enhances the gourmet quality and image of our cheeses. We offer our cheeses in a wide variety of retail package sizes ranging from six ounces to three pounds. We market and sell our products to retail groups under the Suprema Di Avellino brand name as well as under private label.

Production Facilities

          We manufacture our all natural cheeses at our West Coast facility in Manteca, California, our Northeast facility in Ogdensburg, New York and our facility in Blackfoot Idaho.

          At our Manteca facility, raw milk is purchased from milk cooperatives and, through our state-of-the-art equipment and our proprietary techniques, produced into cheese. The Manteca facility, which has shredding capabilities, whey processing equipment and storage and shipping facilities, manufactures the full line of our products, including mozzarella, provolone, ricotta and domestic parmesan and romano.

          Our Ogdensburg facility contains a cheese manufacturing operation as well as storage and shipping facilities and whey processing equipment. We manufacture mozzarella and provolone cheeses at this facility.

          We purchased our Blackfoot Idaho facility in December 2000. This facility contains a cheese manufacturing operation, as well as storage and shipping facilities and whey processing equipment. We manufacture mozzarella, monterey jack and cheddar cheese at this facility.

          We also maintain an East Coast facility in Paterson, New Jersey, which we own, subject to a mortgage. This facility contains production, storage and shipping facilities, including state-of-the-art equipment for grating, shredding, and packaging our products, and has been further expanded to include a refrigerated/freezer storage facility. At this facility, bulk cheese from our three manufacturing facilities, as well as imported bulk cheese, is shredded or grated, packaged and distributed. Our Paterson facility also serves as our corporate headquarters.

          Each of our facilities serves as a distribution point for various geographic markets throughout the United States. Our Manteca and Ogdensburg facilities are operating at 80% of production capacity. Our Paterson facility is operating at approximately 67% of production capacity and our Blackfoot facility is operating at approximately 20% of capacity.

          We employ a Director of Operations at each facility who makes pre-production inspections and monitors critical manufacturing and processing functions. We also employ a Director of Quality Control who oversees the Quality Control Departments at each of our facilities. Our Quality Control Departments are responsible for testing raw ingredients to ensure that they are free of contaminants, inspecting production equipment and testing finished products to ensure both quality compliance with customer specifications. In addition, we regularly send random samples of each product to outside laboratories, which perform routine physical, chemical and micro-biological tests.

Suppliers

          Our principal ingredient is raw milk. We have a supplier agreement with Allied Federated Cooperatives, Inc. that runs through 2017, which provides that, subject to specified minimum amounts, we will purchase from them all of our milk requirements used in the manufacture of cheese products at our Ogdensburg, New York facility. We are also dependent on a limited number of other suppliers for all of our requirements of raw materials, primarily milk used in the manufacture of cheese at our Manteca, California facility. We believe that there are numerous alternative sources of supply available to us, including for raw milk which is currently provided by our suppliers. For our fiscal year 2000 and fiscal year 2001, our three largest suppliers accounted for, in the aggregate, approximately 34% and 36%, respectively, of our product requirements, with one milk supplier accounting for 14% and 12%, respectively, of our requirements. Other than our agreement with Allied Federated Cooperatives Inc., we generally purchase raw milk from dairy cooperatives and other dairy vendors under one-year purchase agreements.

          Our purchase of bulk cheese are made pursuant to purchase orders placed in the ordinary course of business. We import certain of our bulk cheeses directly from Europe and, to a lesser extent, South America. We purchase cheese supplies in large quantities in order to obtain volume discounts and place orders for imported bulk cheese approximately four to six months in advance of anticipated production requirements. For fiscal years ended June 30, 1999, 2000, and 2001,approximately 18%, 25% and 25%, respectively, of our supply requirements were imported.

Sales and Marketing

          We employ regional sales representatives to market our products as well as a national account representative who is responsible for our sales to our customers who have national operations. Senior management is responsible for planning and coordinating our marketing programs and maintains a hands-on relationship with select key accounts. In addition, we engage independent commissioned food brokers throughout the United States for marketing to our customers. To achieve greater market penetration, we intend to continue to strengthen and expand our sales force and food broker network.

          We believe that product recognition by customers, consumers and food brokers is an important factor in the marketing of our products. We market our products and brand name by participating in trade shows, establishing co-branding relationships, through the use of promotional materials, including full color product brochures, circulars, free standing product displays, newspaper inserts and through various co-op advertisement programs. Our Vice President of Sales is responsible for overseeing our marketing efforts and for managing and coordinating our sales efforts and supervising our regional sales representatives brokers.

Customers

          We sell our cheeses nationally to foodservice industry distributors and food manufacturers, principally in bulk. For the years ended June 30, 1999, 2000, and 2001, sales of cheese products to foodservice distributors accounted for approximately 91%, 91%, and 97%, respectively, of our net sales. Sales to food manufacturers accounted for approximately 6%, 7%, and 2%, respectively, of our net sales.

          Our retail products are sold to supermarket chains, grocery stores, delicatessens and gourmet shops. Our customers include well known chain stores, such as Food Town, Shaw's, Giant, King Kullen, Stop'N Shop and Krogers. For the years ended June 30, 1999, 2000, and 2001, sales of cheese products to retailers accounted for approximately 3%, 2% and 1%, respectively, of our net sales.

          We generally sell our cheeses upon receipt of customer purchase orders and fill orders within approximately seven days. Other than our agreement with Sbarro's, Inc., we generally do not have long term purchase agreements with our customers. For the fiscal year ended June 30, 2000, A&J Foods, Inc., Tricon Commodities International, Inc. and Noble J.G. Cheese Company accounted for 15%, 13% and 12%, respectively, of our net sales. For the fiscal year ended June 30, 2001, Tricon Commodities, A&J Foods, Inc., Battaglia and Company, Noble J.G. Cheese Company and California Goldfield Cheese Traders accounted for approximately 17%, 15%, 12%, 10% and 10%, respectively, of our net sales.

Trademarks

          In September, 1992, we registered the name Suprema Di Avellino(R) with the United States Patent and Trademark Office. We have received Notices of Allowance from the United States Patent Office with respect to the trademarks "Chez" and "Pizza Chez."

Government Regulation

          We are subject to extensive regulation by the United States Food and Drug Administration (the "FDA"), the United States Department of Agriculture, and other state and local authorities in jurisdictions in which our products are manufactured, processed or sold, regarding the importation, manufacturing, processing, packaging, storage, distribution and labeling of our products. Applicable statutes and regulations governing cheese products include "standards of identity" for the content of specific types of cheese; nutritional labeling and serving size requirements as well as general "Good Manufacturing Practices" with respect to manufacturing and production processes. Our manufacturing and processing facilities and products are subject to compliance with federal and state regulations regarding work safety and environmental matters. Our manufacturing and processing facilities and products are subject to periodic inspection by federal, state and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Amendments to existing statutes and regulations, adoption of new statutes and regulations as well as our expansion into new operations and jurisdictions will require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs which could be substantial.

          Advertising relating to our products is subject to review of the Federal Trade Commission and state agencies to monitor and prevent unfair or deceptive trade practices.

Competition

          We face significant competition in the marketing and sales of our products. Our foodservice and food ingredient products compete on the basis of price, quality and service with products of companies such as Dairy Farmers of America, Beatrice Cheese Company and Stella Foods. Our retail products compete for brand recognition and shelf space with products of companies that have achieved significant consumer loyalty, such as Kraft, Sorrento and Sargento, as well as private label. Many of these companies have greater financial and other resources than we do which enables them to procure supermarket shelf space and to implement extensive advertising and promotional programs. We also compete in all three distribution channels with importers of foreign cheese and companies manufacturing substitute cheese products.

          We believe the principal competitive factors in the marketing of cheese products are price, quality, freshness, brand recognition and packaging convenience. Because our current products are positioned as all natural and gourmet, we generally price them at a premium to certain competitive products.

          We are subject to evolving consumer preferences, nutritional and health-related concerns. We believe that the absence of preservatives, additives, sweeteners, dehydrated fillers or artificial flavorings increases the appeal of our products to consumers. In addition, in response to certain consumer concerns, we have certain all natural "lite" and lower fat cheese products which contain less fat and fewer calories. We expect to see increased competition from other companies whose products or marketing strategies address these consumer concerns.

Employees

          As of September 24, 2001, we had 286 full-time employees, of which 16 are employed in executive capacities and management positions, 28 are engaged in sales and marketing and administrative capacities and 242 are engaged in production and operations. Approximately 62% of our total workforce is represented by a union. We have a contract with our union employees in Manteca, California and Ogdensburg, New York which expire in December 2004 and November 2003, respectively. We consider our relations with our employees to be satisfactory.

Item 2. Properties

          Our Manteca facility, consists of approximately 110,000 square feet, which we operate pursuant to a ten year lease that expires in August 2005 and that may be extended at our option for two additional five year periods. The basic annual rental (exclusive of insurance and taxes) is $576,000, subject to adjustment for increases in the Consumer Price Index during the renewal term. The rent is based on a formula relating to the Landlord's cost of construction of the additional space.

          Our Ogdensburg facility consists of an aggregate of 72,000 square feet and contains a cheese manufacturing operation as well as storage and shipping facilities and whey processing equipment. We lease this facility pursuant to a lease which expires in July 2017, which we may elect to terminate on each fifth year anniversary of its commencement. Minimum monthly base rental is $4,000 plus a fee of $.06 per hundred weight of whole milk sold and delivered, provided that in no event shall the minimum monthly rent exceed $8,000.

          We purchased our Blackfoot Idaho facility in December 2000. This facility consists of approximately 37,000 square feet and contains a cheese manufacturing operation, as well as storage and shipping facilities and whey processing equipment. The acquisition cost was $6 million and was financed through a leasing transaction.

          We also maintain an East Coast facility in Paterson, New Jersey, which we own, subject to a mortgage, and which consists of approximately 32,000 square feet. On March 29, 1996, we purchased our Paterson production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000 of which approximately $686,250 was used to pay the remaining obligation to the landlord. In March 1999, we refinanced our mortgage on the Paterson facility with Fleet Bank for a principal amount of $929,573. The seven year note bears interest of 8.51% per annum, is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $500,000.

          We believe that our current facilities are adequate to handle our current sales volume and subsequent growth.

Item 3. Legal Proceedings

          We are a party to certain litigation arising in the ordinary course of business. While any litigation has an element of uncertainty, we believe that the final resolution of any of these matters will not have a material effect on our operations.

Item 4. Submission of Matters to a Vote of Security Holders

          A Special Meeting of Shareholders was held on May 2, 2001 at which our shareholders approved a proposal to increase our authorized shares of Common Stock to 50,000,000 shares. There were 4,031,214 votes in favor of the proposal; 1,384,775 votes against the proposal and 5,520 absentions. There were no broker non-votes.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

          Our Common Stock has been traded in the over-the-counter market and quoted on the NASDAQ System under the symbol "CHEZ" since April 25, 1991. On March 22, 1993, our Common Stock commenced trading on the NASDAQ National Market System. The following table sets forth the high and low sale prices of our Common Stock for the periods indicated below.

                                                       Common Stock
                                                       ------------
                                                      High       Low
                                                      ----       ---

Fiscal Year ending June 30, 2000
--------------------------------
         First Quarter                                9.125     6.875
         Second Quarter                               9.750     7.000
         Third Quarter                               10.500     7.750
         Fourth Quarter                              10.500     7.938

Fiscal Year ending June 30, 2001
--------------------------------
         First Quarter                               10.625     7.688
         Second Quarter                               8.563     7.375
         Third Quarter                               10.250     7.500
         Fourth Quarter                              14.990     8.063

          As of September 24, 2001, the number of record holders of our Common Stock was 67. We believe that this number does not include an estimated 1,000 beneficial owners of our Common Stock who currently hold such securities in the name of depository institutions.

          We have neither paid nor declared any cash dividends on our shares of Common Stock. Our Board of Directors do not presently anticipate that cash dividends will be paid on our shares of Common Stock in the foreseeable future. In addition, our agreement with our lending institutions prohibits the payment of cash dividends, other than dividends on shares of preferred stock whose issuance is permitted under the loan agreement. We anticipate that any funds derived from operations in the foreseeable future will be required to be devoted to the development of our business.

Item 6. Selected Financial Data

          The following selected consolidated financial information is derived from, and should be read in connection with, the consolidated financial statements of the Company contained elsewhere herein.

                                            Years Ended June 30,
                              ------------------------------------------------
                              2001       2000       1999       1998       1997
                              ----       ----       ----       ----       ----
                                   (In thousands, except per share data)
Earnings Statement Data:

 Net Sales                  $420,363   $278,482   $176,281   $108,140   $ 88,311

 Earnings before
   Cumulative Effect
   of Accounting Change
   and Extraordinary loss
   on extinguishment of
   debt                        8,874      6,385      4,208      2,417        121

 Net Earnings                  8,874      6,385      4,208      1,406        121

 Earnings Per Share
   before Cumulative
   Effect of Accounting
   Change and
   extraordinary loss
   on extinguishment
   of debt (Basic)              1.63       1.44        .93        .53        .03

 Earnings Per Share
   before Cumulative
   Effect of Accounting
   Change and
   extraordinary loss
   on extinguishment
   of debt (Diluted)            1.41       1.23        .86        .51        .02

 Net earnings per Share
   (Basic)                      1.63       1.44        .93        .31        .03

 Net earnings per Share
   (Diluted)                    1.41       1.23        .86        .30        .02

 Weighed Average Common
   Shares Outstanding
   (Basic)(1)                  5,429      4,432      4,537      4,563      4,552

 Weighed Average Common
   Shares Outstanding
   (Diluted)(2)                6,294      5,186      4,884      4,745      5,040

                                                  June 30,
                              ------------------------------------------------
                              2001       2000       1999       1998       1997
                              ----       ----       ----       ----       ----
                                               (In thousands)
Balance Sheet Data:

Cash and cash equivalents        610        950        358        490        480

 Total Assets               $190,412   $124,960   $ 81,999   $ 62,081   $ 47,043

 Working Capital             143,990     95,816     56,266     43,872     32,546

 Long Term Obligations
   (including capital
   lease obligations
   and current portion)      111,686     78,971     44,125     35,494     23,772

 Total Liabilities           147,584     98,992     61,488     45,387     31,754

 Stockholders' Equity         42,828     25,968     20,511     16,695     15,289

----------

(1) See Footnote 11 to Notes to Consolidated Financial Statements.
(2) See Footnote 11 to Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, our dependence on several principal customers, competition, the impact of supply constraints or difficulties, the amount of our secured indebtedness, our dependence on key personnel, the possibility of product liability claims, government regulation of our business, and other risks detailed in our other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview:

          We manufacture and market gourmet all natural Italian cheeses. Our product lines consist primarily of mozzarella, ricotta, parmesan, romano and provolone cheeses, which we produce domestically, as well as parmesan and pecorino romano cheeses, which we import. Certain of our domestically produced cheeses include "lite" and lower fat versions containing less fat and fewer calories. In the fiscal years 1999, 2000, and 2001, aggregate sales of parmesan and romano cheese, which are classified as "hard" cheese, accounted for 37%, 52% and 62%, respectively, of our revenue. For the fiscal years 1999, 2000 and 2001, sales of mozzarella cheese which is classified as "soft" cheese, accounted for approximately 48%, 29% and 22%, respectively, of our revenue.

          We sell our cheeses through three channels of distribution in the food industry: foodservice, food ingredient and retail. For the fiscal years 1999, 2000 and 2001, sales of our cheeses to foodservice companies accounted for approximately 91%, 91% and 97%, respectively, of our revenues; sales of our cheeses to food ingredient companies accounted for approximately 6%, 7% and 2%, respectively, of our revenue; and sales of our cheeses to retailers accounted for 3%, 2% and 1%, respectively, of our revenue.

          We maintain four facilities located in Manteca, California, Ogdensburg, New York, Blackfoot, Idaho and Patterson, New Jersey. Our cheese production facilities are located in key milk shed regions, allowing us to minimize transportation costs for our raw milk supplies and maintain a low cost infrastructure. Historically, a majority of our cost of goods sold has consisted of the price we pay for raw milk. We generally purchase raw milk from dairy cooperatives and other dairy vendors under one-year purchase arrangements. The price we pay for raw milk under these arrangements is indexed to the CME Block Cheddar Market, the commodity index on which our bulk cheese prices are based. As a result, our gross profit margin is largely insulated from fluctuations in the price of raw milk. However, as the CME Block Cheddar Market index decreases, reducing the price we receive for our products, our gross margin also decreases due to the proportionately larger impact of those elements of our cost of goods sold, the prices of which are fixed or relatively fixed in nature. Conversely, as the CME Block Cheddar Market increases, our gross margin increases. Over the past three years ended June 30, 2001, our gross margin as a percentage of sales had decreased from approximately 17.0% to 15.0%.

          We record revenue when our products are shipped to customers. Our customers generally do not have the right to return products that have been shipped.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in our Statements of Earnings.

                                              Percentage of Revenue
                                              ---------------------
                                          Year         Year         Year
                                         Ended        Ended        Ended
                                        June 30,     June 30,     June 30,
                                          2001         2000         1999
                                         ------       ------       ------
Net sales .........................       100.0%       100.0%       100.0%
Cost of sales .....................        84.5         83.6         83.0
                                         ------       ------       ------
Gross margin ......................        15.5         16.4         17.0
Selling and shipping
Expenses ..........................         7.5          7.9          8.0
General and administrative expenses         2.1          2.5          2.5
                                         ------       ------       ------
Income from operations ............         5.9          6.0          6.5
Interest expense, net .............         2.4          2.1          2.5
                                         ------       ------       ------

Earnings before income taxes ......         3.5          3.9          4.0

Income taxes ......................         1.4          1.6          1.6
                                         ------       ------       ------

Net earnings ......................         2.1%         2.3%         2.4%
                                         ======       ======       ======

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000.

          Net sales for the fiscal year ended June 30, 2001 were approximately $420,363,000, as compared to approximately $278,482,000 for the fiscal year ended June 30, 2000, an increase of approximately $141,881,000, or 50.9%. This increase reflects an increase primarily in sales volume for food service products manufactured by us, most of which represented sales to existing customers, partially offset by the lower average selling price for cheese to our customers, as a result of the lower average CME Block Cheddar Market.

          Our gross margin increased by approximately $19,404,000, from approximately $45,549,000 for the fiscal year ended June 30, 2000 to approximately $64,953,000 for the fiscal year ended June 30, 2001, primarily as a result of the increase in sales volume.

          Our gross margin as a percentage of sales decreased from 16.4% in the fiscal year ended June 30, 2000 to 15.5% in the fiscal year ended June 30, 2001. The decrease in gross margin as a percentage of net sales was primarily due to the lower average selling price for cheese to our customers (as a result of the lower average CME Block Cheddar Market) during the fiscal year ended June 30, 2001, and to a lesser extent, the shift toward lower margin sales associated with the food service markets.

          Selling and shipping expenses increased by approximately $9,467,000 from approximately $21,893,000 for the fiscal year ended June 30, 2000 to approximately $31,360,000 for the fiscal year ended June 30, 2001. The increase in selling and shipping expenses was primarily due to increases in advertising and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased from 7.9% for the fiscal year ended June 30, 2000 to 7.5% in the fiscal year ended June 30, 2001. The decrease in selling and shipping expenses as a percentage of sales principally reflects economies of scale realized with additional sales volume, partially offset by the increases in advertising, commission expenses and shipping expenses in support of the our revenue growth.

          General and administrative expenses increased by approximately $1,857,000, from approximately $6,914,000 for the fiscal year ended June 30, 2000 to approximately $8,771,000 for the fiscal year ended June 30, 2001. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses decreased to 2.1% for the fiscal year ended June 30, 2001 from 2.5% for the fiscal year ended June 30, 2000, primarily due to the increase in our revenue which was partially offset by an increase in personnel and other administrative expenses associated with our revenue growth.

          Net interest expense increased to approximately $10,033,000 for the fiscal year ended June 30, 2001 from approximately $5,921,000 for the fiscal year ended June 30, 2000. The increase in interest expense was primarily the result of our expanded borrowing requirements necessary for working capital needs.

          The provision for income taxes for the fiscal year ended June 30, 2001 increased by approximately $1,479,000 as compared to the fiscal year ended June 30, 2000 primarily as a result of increased taxable income.

          Net earnings increased by approximately $2,489,000 to approximately $8,874,000 for the fiscal year ended June 30, 2001 from approximately $6,385,000 for the fiscal year ended June 30, 2000, due to the reasons discussed above.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999.

          Net sales for the fiscal year ended June 30, 2000 were approximately $278,482,000, as compared to approximately $176,281,000 for the fiscal year ended June 30, 1999, an increase of approximately $102,201,000, or 58.0%. This increase reflects an increase primarily in sales volume for foodservice products manufactured by us, most of which represented sales to existing customers.

          Our gross margin increased by approximately $15,620,000, from approximately $29,929,000 for the fiscal year ended June 30, 1999 to approximately $45,549,000 for the fiscal year ended June 30, 2000, primarily as a result of the increased sales volume. Our gross margin as a percentage of sales decreased slightly from 17.0% in the fiscal year ended June 30, 1999 to 16.4% in the fiscal year ended June 30, 2000. The decrease in gross margin as a percentage of net sales was primarily due to the lower average selling price for cheese to our customers (as a result of the lower average CME Block Cheddar Market) during the fiscal year ended June 30, 2000, and to a lesser extent, the shift toward lower margin sales associated with the food service markets.

          Selling and shipping expenses increased by approximately $7,847,000 from approximately $14,046,000 during the fiscal year ended June 30, 1999 to approximately $21,893,000 during the fiscal year ended June 30, 2000. The increase in selling and shipping expenses was primarily due to increases in advertising, commission expense and shipping expenses in support of our revenue growth. As a percentage of sales, selling and shipping expenses decreased slightly from 8.0% for the fiscal year ended June 30, 1999 to 7.9% for the fiscal year ended June 30, 2000. The decrease in selling and shipping expenses as a percentage of sales was primarily due to the increase in our revenue growth, which was partially offset by the increases in advertising and promotional allowances, commission expense and shipping expenses in support of our revenue growth.

          General and administrative expenses increased by approximately $2,493,000, from approximately $4,421,000 for the fiscal year ended June 30, 1999 to approximately $6,914,000 for the fiscal year ended June 30, 2000. The increase in general and administrative expenses was primarily due to an increase in personnel and other administrative expenses associated with our revenue growth. As a percentage of sales, general and administrative expenses remained constant at 2.5% for both the fiscal year ended June 30, 1999 and June 30, 2000.

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

          Net earnings increased by approximately $2,177,000 to approximately $6,385,000 in the fiscal year ended June 30, 2000 from approximately $4,208,000 in the fiscal year ended June 30, 1999 due to the reasons discussed above.

Liquidity and Capital Resources

          At June 30, 2001, we had working capital of approximately $143,990,000 as compared to approximately $95,816,000 at June 30, 2000, an increase of approximately $48,004,000. The increase in working capital is primarily due to our improved operating results as well as the proceeds from long term borrowings of approximately $33,378,000 used to support our increased accounts receivable and inventory levels in support of our increased sales volume.

          Net cash used in operating activities for the fiscal year ended June 30, 2001 was approximately $36,617,000, as compared with approximately $32,649,000 in the fiscal year ended June 30, 2000 and $7,704,000 in the fiscal year ended June 30, 1999. The increase in the use of cash in operations was primarily the result of increases in accounts receivable and inventories in support of our increased sales volume, as well as increases in prepaid expenses and other current assets, partially offset by net earnings and, for the period ended June 30, 2001, increases in accounts payable. The percentage increase of our accounts receivable was greater than the percentage increase of our revenue primarily as a result of extended payment terms that we grant to certain of our significant customers to which sales increased at a greater rate than our aggregate sales. We have not, however, experienced any material bad debt write-offs and we do not, generally, issue our customers a right of a return with respect to delivered products. The percentage increase in our inventory, which increased primarily as a result of our increase in sales volume, was less than the percentage increase in our revenue. The cash used in operations was financed through cash flow and from financing activities, primarily proceeds from existing credit facilities and, for the period ended June 30, 2001, our underwritten public offering which we completed in August and September 2000. Net cash used in investing activities for the year ended June 30, 2001 was approximately $4,084,000 as compared with $677,000 in the fiscal year ended June 30,2000 and $667,000 in the fiscal year ended June 30, 1999. Our investing activities during the fiscal year ended June 30,2001 related to continued expenditures for fixed assets including the purchase from Snake River Cheese, L.L.C. of land and building located in Blackfoot, Idaho, and capital equipment utilized in our California and New York manufacturing facilities. Investing activities during the fiscal year ended June 30, 2000 related to continued expenditures for fixed assets including capital equipment for our Manteca and Ogdensburg manufacturing facilities. We intend to finance any additional significant capital expenditures through operating leases. As a result, at June 30, 2001, we had cash of approximately $610,000, as compared to approximately $950,000 at June 30, 2000 and $358,000 at June 30, 1999.

          In May, 1999, our Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of our common stock. As of June 30, 2001, we have repurchased 224,877 shares of our common stock for a cost of approximately $1,548,000.

          We have a revolving credit facility with several commercial banks. In September 2001, the line of credit under this facility was increased to $130,000,000 through February 15, 2004. The rate of interest on amounts borrowed under the revolving credit facility is the adjusted LIBOR plus 175 basis points. The interest rate as of June 30, 2001 was 7.5% per annum. The facility is collateralized by substantially all existing and acquired assets as defined in the credit facility, and is guaranteed by our subsidiaries and the pledge of all of the stock of our subsidiaries. Advances under this credit facility are limited to 85.0% of eligible accounts receivable, and 60.0% of most inventory, as defined in the agreement. The credit facility agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of June 30, 2001, we were in compliance with these covenants. The credit facility agreement further provides that the loss of services of Mark Cocchiola may be deemed an event of default upon which the principal amount borrowed under the facility together with accrued interest and all other payment obligations may become immediately due and payable. At June 30, 2001, our total outstanding debt to the banks was approximately $99,265,000.

          In August 2000, we completed an underwritten public offering for shares of our common stock of which 1,100,000 shares were sold by us and 100,000 shares were sold by certain selling shareholders at a public offering price of $8.00 per share. Gross proceeds of the shares sold by us were $8,800,000 and we received net proceeds of approximately $7,404,000. We received no proceeds from the shares sold by the selling shareholders. In addition, in association with the public offering, the underwriters were granted an option to purchase up to an additional 80,000 shares of common stock from us and 100,000 shares of common stock from the selling shareholders to cover over-allotments.

          On September 15, 2000 the underwriters exercised the over-allotment option. Gross proceeds of the over-allotment shares sold by us were $640,000 and we received net proceeds of $570,000. We received no proceeds from the shares sold by the selling shareholders.

          In March 1998, we entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States as the lenders, pursuant to which $10,500,000 was loaned to us. The loan is unsecured and is subordinated to the revolving credit facility discussed above. The loan bears interest at 16.5% per annum. Interest is payable monthly at a rate of 12.0% with the balance deferred until February 1, 2003 when it is due in full. The loan is payable in three installments of the principal amount of $3,500,000, together with accrued and unpaid interest thereon, on each March 1, beginning in the year 2004. The Loan and Security Agreement provides that upon our loss of the services of Mark Cocchiola, the lenders could require us to repurchase the principal amount of the subordinated loan. In addition, in connection with the execution and delivery of the Loan and Security Agreement, we delivered to the lender a warrant to purchase 105,000 shares of our common stock at $4.125 per share, the market price at the date of the agreement. The warrant is exercisable until March 1, 2008. The warrant was exercised pursuant to a cashless exercise in July 2001.

          In March, 1996, we purchased our Paterson, New Jersey production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the purchase price for the facility. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bore interest at 8.51% per annum was being amortized at a fifteen year rate and required a balloon payment at the end of year five of approximately $840,000. On March 29, 1999 we refinanced the mortgage on our Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At June 30, 2001, we had an outstanding obligations of approximately $815,000 under the mortgage for the Paterson facility.

          We believe that cash flows from operating activities and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until at least June 30, 2002. Thereafter, we may need to raise additional funds to fund our operations and potential acquisitions, if any. Any such additional financing, if needed, might not be available on reasonable terms or at all.

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

Effect of New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement was adopted for our 2001 fiscal year. SFAS 133 did not have any significant effect on our financial statements.

          In July 2001, SFAS 141, Business Combinations, and SFAS 142, Goodwill and other Intangible Assets, were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, we have not recorded any goodwill and we intend to assess how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations with respect to any future acquisition we may make.

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

Item 9. Changes in and Disclosure with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Our current directors and executive officers are as follows:

Name                      Age   Position with Company
----                      ---   ---------------------
Mark Cocchiola             44   Chairman of the Board, Chief Executive Officer
                                and President
Steven Venechanos          41   Chief Financial Officer, Secretary and Director
Thomas Egan                59   Senior Vice President
Anthony Distinti           81   Vice President
Marco Cocchiola            76   Director

Dr. Rudolph Acosta, Jr.    45   Director
Paul DeSocio               58   Director
Barry S. Rutcofsky         43   Director

     Mark Cocchiola has been President and a director of Suprema Specialties, Inc. since our inception in 1983 and Chairman of the Board and Chief Executive Officer since February 1991. Mark Cocchiola is the son of Marco Cocchiola.

     Steven Venechanos has been employed by Suprema since April 1994 and became Chief Financial Officer and Secretary of Suprema Specialties, Inc. in April 1995. He was appointed a director of Suprema Specialties, Inc. in September 2001. From June 1990 until joining Suprema, he was employed in a variety of positions at Breed Technologies, a manufacturer of airbag sensors.

     Thomas Egan has been Vice President of Suprema Specialties, Inc. since May 1993 and Senior Vice President since June 1995. From May 1992 through May 1993, he was Sales Manager of Blue Ridge Farms, a salad manufacturer. From October 1990 through May 1992, Mr. Egan was President of TEF Sales Corp., a sales and marketing consulting firm specializing in the cheese importing business.

     Anthony Distinti has been Vice President of Human Resources of Suprema Specialties, Inc. since November 1997. Mr. Distinti has been employed in the food industry most of his life in various capacities and has more than forty years experience in human resources.

     Marco Cocchiola has been a director of Suprema Specialties, Inc. since February 1991 and Operations Manager since our inception in 1983. Mr. Cocchiola was Secretary of Suprema from February 1991 to June 1993. Marco Cocchiola is the father of Mark Cocchiola.

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

     Barry S. Rutcofsky has been a director of Suprema Specialties, Inc. since February 2001. He has served as an Executive Vice President of Take-Two Interactive Software, Inc., a developer, publisher and distributor of interactive software games since May 2001. He was Co-Chairman of the Board of Take Two Interactive, Inc. from July 2000 to May 2001 and was President of Take-Two Interactive from August 1999 to July 2000. Prior to joining Take-Two, Mr. Rutcofsky was a partner of the New York law firm of Tenzer Greenblatt LLP (now known as Blank Rome Tenzer Greenblatt LLP). Mr. Rutcofsky joined Tenzer Greenblatt LLP in April 1987.

     Paul Lauriero, a director and Executive Vice President and a co-founder of Suprema Specialties, Inc. passed away on August 27, 2001. Mr. Lauriero was primarily responsible for overseeing the procurement of raw materials for production and the general operations of our facilities. Mark Cocchiola has assumed these responsibilities on an interim basis. We cannot, at this time, determine the impact of the loss of Mr. Lauriero's services on our operations. We are the beneficiary of a key-man life insurance policy we had obtained on the life of Mr. Lauriero in the amount of $1.0 million, and we anticipate receiving the proceeds from this policy.

     Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified.

     Officers are elected annually by our directors and serve at the discretion of the Board.

Compensation of Directors

     Non-employee directors receive compensation in the amount of $500 for each meeting attended in person and $250 for each meeting attended by telephone conference call for serving on the Board. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board meetings.

     In addition, under our 1991 and 1998 stock option plans and 1999 stock incentive plan, non-employee directors, other than directors who become members of a stock option committee appointed by our Board pursuant to a stock option or incentive plan, are eligible to be granted non-qualified stock options. Directors who are employees, and are not members of a stock option committee, are eligible to be granted incentive stock options and non-qualified stock options under our stock option plans. Our Board or the compensation committee of the Board has discretion to determine the number of shares subject to each incentive stock option, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each incentive stock option and the number of incentive stock options that may vest in any year, is limited by the terms of the stock option or incentive plans and the Internal Revenue Code of 1986, as amended. In addition, the 1999 stock incentive plan provides for the grant of other stock-based awards as may be determined by our Board or the compensation committee.

Board Committees

     We have established a compensation committee that is currently composed of Dr. Rudolph Acosta and Mr. Paul DeSocio. The function of the compensation committee is to evaluate and determine the compensation of our executive officers pursuant to recommendations made by Mark Cocchiola, our Chief Executive Officer.

     We have established an audit committee that is currently composed of Messrs. DeSocio and Rutcofsky and Dr. Acosta. The function of the audit committee is to review and monitor our corporate financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors.

Item 11. Executive Compensation

     Summary Compensation. The following table discloses compensation awarded by Suprema for the fiscal years ended June 30, 2001, 2000 and 1999, to our Chief Executive Officer, Executive Vice President, Senior Vice President, Chief Financial Officer and Vice President, the "Named Executives," who are the only executive officers whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2001.

                           Summary Compensation Table

                                                Annual Compensation                Long Term
                                        -----------------------------------      Compensation
                                                                                 ------------
                                                                                   Number of
                                                                                   Securities
                                                                                   Underlying        All Other
Name and Principal Position             Year        Salary          Bonus           Options        Compensation(1)
---------------------------             ----        ------          -----           -------        ---------------
Mark Cocchiola, Chairman of the         2001       $250,000        $706,984          100,000           $17,716
Board, Chief Executive Officer and      2000        250,000         508,594          100,000            15,615
President                               1999        252,700         324,201           50,000            15,010

Paul Lauriero, Executive Vice           2001        250,000         706,984          100,000            16,616
President(2)                            2000        250,000         508,594          100,000            13,679
                                        1999        252,700         324,201           50,000            12,648

Thomas Egan, Senior Vice President      2001        164,903              --           10,000             6,000
                                        2000        153,750              --           15,000             9,196
                                        1999        133,077              --           30,000             6,000

Steven Venechanos, Chief Financial      2001        154,807          60,000           92,000             6,000
Officer and Secretary                   2000        153,750              --           25,000            13,500
                                        1999        120,000              --           30,000             6,000

Anthony Distini, Vice President         2001        125,000          20,000               --                --
                                        2000        119,731              --               --                --
                                        1999         96,500              --               --                --

----------

(1) Consists of automobile allowance, medical insurance premium reimbursement and compensation paid in lieu of vacation.

(2) Mr. Lauriero passed away on August 27, 2001. Mark Cocchiola has assumed the duties previously performed by Mr. Lauriero on an interim basis.

     Option Grants in Last Fiscal Year. The following table discloses information concerning options granted in fiscal year 2001 to the Named Executives. The options granted to Mark Cocchiola and Mr. Lauriero were exercisable in full from the date of grant. The options granted to Mr. Egan and Mr. Venechanos vest in three annual installments commencing one year from the original date of grant of the options.

                                                      Individual Grants
                               ----------------------------------------------------------------
                                                  Percent of
                               Number of          Total Options                                      Potential Realizable
                               Securities         Granted to       Exercise                         Value At Assumed Annual
                               Underlying         Employees in      Price                            Rates of Stock Price
Name                           Options Granted    Fiscal Year       ($/Sh)      Expiration Date  Appreciation for Option Term
----                           ---------------    -----------       ------      ---------------  ----------------------------
                                                                                                       5%             10%
                                                                                                 -------------   ------------
Mark Cocchiola                     100,000             25.2%         $7.50          01/02/11        $471,671      $1,195,307
Paul Lauriero                      100,000             25.2           7.50          01/02/11         471,671       1,195,307
Thomas Egan                         10,000              2.6           7.50          01/02/11          47,167         119,531
Steven Venechanos                   92,000             23.2           7.50          01/02/11         198,101       1,099,685
Anthony Distinti                        --               --             --                --              --              --

     Amounts reported in the "potential realizable value" columns above are hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, calculated assuming appreciation at the indicated annual rate compounded annually for the entire term of the option (ten years). The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock price. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

     Aggregated Option Exercises and Fiscal Year-End Option Values. The following table sets forth information concerning the number of options owned by the Named Executives and the value of unexercised stock options held by the Named Executives as of June 30, 2001. No stock options were exercised by the Named Executives during fiscal year 2001. The year-end values in the table represents the difference between the exercise price of such options and the fiscal year-end fair market value of our common stock. The last sale price, or fair market value, of our common stock on June 29, 2001, the last trading day prior to June 30, 2001, was $14.75 per share.

                                                                  Number of Securities             Value of Unexercised
                                                             Underlying Unexercised Options        In-the-Money Options
                                                                    at June 30, 2001              at June 30, 2001($)
                                                             ----------------------------      ----------------------------
                              Shares
                              Acquired on     Value
Name                          Exercise (#)    Realized ($)   Exercisable    Unexercisable      Exercisable    Unexercisable
----                          ------------    ------------   -----------    -------------      -----------    -------------
Mark Cocchiola                       --              --        475,000              --          4,603,853              --
Paul Lauriero                        --              --        455,000              --          4,373,313              --
Thomas Egan                          --              --         90,000          30,000          1,005,760         331,631
Steven Venechanos                    --              --        131,334         118,666          1,466,663       1,082,140
Anthony Distinti                     --              --         10,000              --            115,000              --

Employment Agreements

Mark Cocchiola has entered into an employment agreement with us that currently expires in May 2006 and which may be automatically extended for one-year periods after the initial term. The agreement provides for the full-time employment of Mr. Cocchiola at an annual salary of $250,000 and an annual bonus equal to 5% of our pre-tax profits in excess of $650,000 for the preceding year. Mr. Cocchiola received a bonus of $324,201 in fiscal year 1999, $508,574 in fiscal year 2000 and $706,984 in fiscal year 2001. The agreement provides that Mr. Cocchiola will not compete with Suprema during the term of his employment and for a period of one year following termination by either us or Mr. Cocchiola for any reason. The agreement also provides that if Mr. Cocchiola's employment is terminated under certain circumstances, including a "change of control," he will be entitled to receive severance pay equal to the higher of (i) $1,250,000 or (ii) five times the total compensation paid to him by Suprema (including salary, bonus, perquisites and the value of options granted to Mr. Cocchiola) during the 12 month period prior to the date of termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information as of September 24, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Named Executives, (iii) each of the Company's directors and (iv) all executive officers and directors of the Company as a group:

                                           Amount and Nature     Percentage of
         Name and Address of                 of Beneficial        Outstanding
         Beneficial Owner (1)                Ownership (2)      Shares Owned (3)
         --------------------                -------------      ----------------

Mark Cocchiola                               1,100,635(4)             17.4
Steven Venechanos                              138,000(5)              2.4
Thomas Egan                                     96,666(5)              1.7
Anthony Distinti                                10,000(5)                *
Marco Cocchiola                                 56,666(6)                *
Dr. Rudolph Acosta                               5,000(5)(9)             *
Paul DeSocio                                     5,000(5)                *
Barry S. Rutcofsky                                  --                  --
Estate of Paul Lauriero(7)                     675,619(8)             10.9
FMR Corp                                       506,100(10)             8.8
Wellington Management Company, LLP             417,500(11)             7.3
Oberweis Asset Management, Inc.
   James D. Oberweis                           316,000(12)             5.5
Special Situations Fund III, L.P.
   Special Situations Cayman Fund, L.P.
   Austin W. Marxe and
   David Greenhouse                            371,451(13)             6.5
All executive officers and directors
as a group (eight persons)                   1,411,967(14)            21.3

---------------

*    Less than one percent.

(1) Unless otherwise noted, the address of each beneficial owner is in care of Suprema Specialties, Inc., 510 East 35th Street, Paterson, New Jersey 07543.

(2) Unless otherwise noted, we believe that all persons referred to in the table have sole voting and investment power with respect to all shares of our Common Stock reflected as beneficially owned by them.

(3) Options to purchase our Common Stock which are currently exercisable or become exercisable by the listed person within 60 days are included in the number of shares beneficially owned by the listed person and that person's percentage ownership calculation.

(4) Includes (i) 575,000 shares that may be purchased upon exercise of exercisable options owned by Mr. Cocchiola, (ii) 8,333 shares that may be purchased upon exercise of exercisable options owned by Mr. Cocchiola's wife and (iii) 2,000 shares held of record by Mr. Cocchiola's wife.

(5) Represents shares that may be purchased upon exercise of exercisable options.

(6) Includes 50,000 shares that may be purchased upon exercise of exercisable options.

(7) Paul Lauriero, formerly an officer and director of Suprema passed away on August 27, 2001. The shares of our common stock previously beneficially owned by Mr. Lauriero are currently owned and administered by his estate.

(8) Includes (i) 455,000 shares that may be purchased upon the exercise of exercisable options, (ii) 22,539 shares held of record by Mr. Lauriero's wife and (iii) 45,079 shares held of record by Mr. Lauriero's children.

(9) Does not include 800 shares owned by Dr. Acosta's children, with respect to which Dr. Acosta disclaims any beneficial interest.

(10) According to a Schedule 13G filed with the Securities and Exchange Commission, the shares are owned by Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 ("Fidelity Fund"). Fidelity Management Research Company ("Fidelity Management"), a wholly owned subsidiary of FMR Corp. is the investment adviser to Fidelity Fund. Edward C. Johnson 3d the Chairman of FMR Corp., FMR Corp. through its control of Fidelity Management and Fidelity Management each has sole investment power over the shares. The address for each of FMR Corp., Fidelity Management and Mr. Johnson is 82 Devonshire Street, Boston, Massachusetts 02109.

(11) According to a Schedule 13G filed with the Securities and Exchange Commission, the shares were acquired by and held for the accounts of Wellington Trust Company, NA, a wholly owned subsidiary of Wellington Management Company, LLP ("Wellington"). Wellington has shared investment power with respect to 417,000 shares and shared voting power with respect to 360,100 shares. The address for Wellington is 75 State Street, Boston, Massachusetts 02109.

(12) According to a Schedule 13G filed with the Securities and Exchange Commission, the shares are held by The Oberweis Fund for which Oberweis Asset Management, Inc. ("OAM"), an investment adviser registered under
     Section 203 of the Investment Advisors Act of 1940, acts as investment advisor. The Oberweis Fund has delegated shared voting and investment power over the shares to OAM. James D. Oberweis is the principal shareholder of OAM. The address for OAM and Mr. Oberweis is 951 Ice Cream Drive, Suite 200, North Aurora, Illinois 60542.

(13) According to a Schedule 13G filed with the Securities and Exchange Commission, 283,451 shares are owned by Special Situations Fund III, L.P., a Delaware limited partnership ("Special Fund III") and 88,000 shares are owned by Special Situations Cayman Fund, L.P., a Cayman Islands limited partnership ("Special Cayman Fund"). August W. Marxe and David Greenhouse serve as officers, directors and members or principal shareholders of (i) MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP") and the general partner and investment to Special Fund III, and (ii) AWM Investment Company, Inc., a Delaware corporation, the general partner of MGP and the general partner and investment advisor to Special Cayman Fund. Messrs. Marxe and Greenhouse share voting and investment power over the shares held by each of Special Fund III and Special Cayman Fund. Their address is 153 East 53rd Street, New York, New York 10022.

(14) Includes an aggregate of 887,999 shares issuable upon exercise of options beneficially owned by the Company's executive officers and directors.

Item 13. Certain Relationships and Related Transactions

          Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements                                              Page
                                                                            ----

     Index to Financial Statements                                           F-1

     Report of Independent Certified Public Accountants                      F-2

     Consolidated Balance Sheets - June 30, 2001 and 2000                    F-3

     Consolidated Statements of Earnings - For the
          Years Ended June 30, 2001, 2000 and 1999                           F-4

     Consolidated Statements of Stockholders' Equity -
          For the Years Ended June 30, 2001, 2000
          and 1999                                                           F-5

     Consolidated Statements of Cash Flows - For the
          Years Ended June 30, 2001, 2000 and 1999                           F-6

     Notes to Consolidated Financial Statements                       F-7 - F-19

(a)  2.   Financial Statement Schedules

     Report of Independent Certified Public Accountants
          on Supplemental Schedules                                         F-20

     Schedule II - Valuation and Qualifying Accounts
          and Reserves - For the Years Ended June 30,
          2001, 2000 and 1999                                               F-21

Exhibits

3.1    Certificate of Incorporation as amended in February 1991. (1)

3.2    Amendment to Certificate of Incorporation. (6)

3.3    Amendment to Certificate of Incorporation. (16)

3.4    Amended and Restated By-Laws. (16)

4.1 Rights Agreement dated as of March 6, 1996, between the Company and Continental Stock Transfer & Trust Company. (7)

10.1   1991 Stock Option Plan. (1)+

10.2 Amended and Restated Employment Agreement by and between the Company and Mark Cocchiola. (16)+

10.3 Revolving Loan, Guaranty and Security Agreement by and among the Company, Suprema Specialties West, Inc. and National Westminster Bank NJ dated as of February 15, 1994, as amended. (9)

10.4 Lease between DeGroot & Sons, a California partnership and the Company dated as of December 13, 1994.(17)

10.5 Lease between Cape Vincent Milk Producers Cooperative, Inc., Marble City Bulk Milk Producers Cooperative, Inc., Northern New York Bulk Milk Producers Cooperative, Inc., Seaway Bulk Milk Producers Cooperative Inc., and the Company, dated May 21, 1996. (5)

10.6 Master Equipment Lease Agreement No. 32399 between Fleet Capital Corporation and the Company dated May 29, 1997. (4)

10.7 Securities Purchase Agreement, dated as of March 9, 1998, between the Company and Alliance Capital Management, L.P. (without exhibits). (3)

10.8 Note Agreement, dated as of March 9, 1998, between the Company and each of Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States. (3)

10.9 Warrant Agreement, dated as of March 9, 1998, between the Company and Albion Alliance Mezzanine Fund, L.P. and the Equitable Life Assurance Society of the United States. (3)

10.10 Second Amended and Restated Revolving Loan, Guaranty and Security Agreement among the Company, Fleet Bank, N.A. (as successor to Natwest Bank N.A. and National Westminster Bank, NJ), Sovereign Bank, Suprema Specialties West, Inc. and Suprema Northeast, Inc., dated as of December 16, 1998. (2)

10.11 Mortgage and Security Agreement by the Company to Fleet Bank, N.A., as agent, dated December 16, 1998. (2)

10.12 Third Modification Agreement between the Company and Fleet Bank, N.A. (formerly known as Natwest Bank N.A.), dated December 16, 1998. (2)

10.13 First Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the Company, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated May 28, 1999. (2)

10.14 Second Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the Company, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated June 30, 1999. (2)

10.15 Third Amendment to the Second Amended and Restated Revolving Loan, Guaranty and Security Agreement between the Company, Fleet Bank, N.A., Sovereign Bank, Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc., dated July 22, 1999. (2)

10.16 Third Amended and Restated Revolving Loan, Guaranty and Security Agreement among the Company, Fleet Bank, N.A. (as successor to Natwest Bank N.A. and National Westminster Bank NJ), Sovereign Bank, Mellon Bank, N.A., Suprema Specialties West, Inc., and Suprema Specialties Northeast, Inc., dated as of September 23, 1999. (11)

10.17 Amendment No. 1 and Assignment Agreement dated as of March 10, 2000 to Third Amended and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, National Association, Sovereign Bank, Mellon Bank, N.A., European American Bank, PNC Bank, National Association, National City Bank, Suprema Specialties, Inc., Suprema Specialties West, Inc. and Suprema Specialties Northeast, Inc. (10)

10.18  1998 Stock Option Plan. (13)+

10.19  1999 Stock Incentive Plan. (14)+

10.20 Pledge Agreement between the Company and Fleet Bank, N.A. dated May 31, 2000. (15)

10.21 Increase Supplement dated as of February 15, 2001 to Third Amended and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, N.A., Sovereign Bank, Mellon Bank, N.A., European American Bank, N.A., PNC Bank, N.A., National City Bank, Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest, Inc. (8)

10.22 Amendment No. 2 to Third Amendment and Restated Revolving Loan, Guaranty and Security Agreement among Fleet Bank, N.A., Sovereign Bank, Mellon Bank, N.A., European American Bank, N.A., PNC Bank, N.A., National City Bank, Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest, Inc. (9)

10.23 Asset Purchase Agreement dated as of November 27, 2000 by and among Snake River Cheese, L.L.C. and Suprema Specialties Northwest, Inc. (9)

10.24 Master Lease Agreement dated December 28, 2000 by and between PNC Leasing and Suprema Specialties Northwest, Inc. and supplement. (9)

21   Subsidiaries of the Company. (16)

23   Consent of BDO Seidman, LLP.

-----------------

(1) Incorporated by reference to the exhibit filed with the Company's registration statement on Form S-18, SEC File No. 33-39076-NY.

(2) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 1998.

(4) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(6) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(7) Incorporated by reference to the exhibit filed with the Company's registration Current Report on Form 8-K dated March 18, 1996.

(8) Incorporated by reference to the exhibit files with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(10) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(12) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(13) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement dated December 30, 1998.

(14) Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement dated October 22, 1999.

(15) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-2, SEC File no. 333-36716.

(16) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-2, SEC file no. 333-69514

(17) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-2, SEC file no. 333-3862

+    Denotes management contract, plan or arrangement.

(b)  Report on Form 8-K.

     No reports on Form 8-K were filed by the Company during its fiscal quarter ended June 30, 2001.

                                     PART IV

               Suprema Specialties, Inc. and Subsidiaries Index to
                        Consolidated Financial Statements

        Report of Independent Certified Public Accountants                   F-2

        Consolidated Balance Sheets as of June 30, 2000 and 2001             F-3

        Consolidated Statements of Earnings for the Fiscal Years
            Ended June 30, 1999, 2000 and 2001                               F-4

        Consolidated Statements of Shareholders' Equity for the
            Fiscal Years Ended June 30, 1999, 2000 and 2001                  F-5

        Consolidated Statements of Cash Flows for the Fiscal Years
            Ended June 30, 1999, 2000 and 2001                               F-6

        Notes to Consolidated Financial Statements                      F-7-F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Suprema Specialties, Inc.
Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Suprema Specialties, Inc. and Subsidiaries, as of June 30, 2000 and 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suprema Specialties, Inc. and Subsidiaries as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP


Woodbridge, New Jersey

August 7, 2001

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
      ===================================================================

                                                                                 June 30,
                                                                      ------------------------------
                                                                           2000             2001
                                                                      -------------    -------------
                                   ASSETS
Current:
   Cash                                                               $     950,121    $     609,527
   Accounts receivable, net of allowances of $770,290 at
      June 30, 2000 and 2001, respectively                               62,326,908      101,882,264
   Inventories                                                           51,630,343       74,514,662
   Prepaid expenses and other current assets                                755,067          985,627
   Deferred income taxes                                                     89,000          308,000
                                                                      -------------    -------------
              TOTAL CURRENT ASSETS                                      115,751,439      178,300,080

PROPERTY, PLANT AND EQUIPMENT, net                                        7,181,208       10,560,513

OTHER ASSETS                                                              2,027,069        1,551,696
                                                                      -------------    -------------
                                                                      $ 124,959,716    $ 190,412,289
                                                                      =============    =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
   Accounts payable                                                   $  13,989,065    $  26,434,121
   Current portion of capital leases                                        609,690          510,155
   Mortgage payable - current                                                53,574           57,785
   Income taxes payable                                                   1,539,000        2,587,759
   Accrued expenses and other current liabilities                         3,743,917        4,720,335
                                                                      -------------    -------------
              TOTAL CURRENT LIABILITIES                                  19,935,246       34,310,155

DEFERRED INCOME TAXES                                                       749,000          780,900

REVOLVING CREDIT LOAN                                                    65,887,000       99,265,262

SUBORDINATED DEBT                                                        10,500,000       10,500,000

LONG-TERM CAPITAL LEASES                                                  1,105,637          595,481

MORTGAGE PAYABLE                                                            814,920          757,661

OTHER LIABILITIES                                                                --        1,375,001
                                                                      -------------    -------------
                                                                         98,991,803      147,584,460
                                                                      -------------    -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,500,000 shares authorized:
     Series A redeemable convertible preferred stock;
     500,000 shares designated; none
     issued and outstanding at June 30, 2000 and 2001                            --               --
   Common stock $.01 par value; 50,000,000 shares authorized;
     4,655,564 and 5,867,920 shares issued and outstanding at
     June 30, 2000 and 2001, respectively                                    46,555           58,679
   Additional paid-in capital                                            11,365,207       19,444,319
   Retained earnings                                                     15,998,771       24,872,451
   Treasury stock at cost, 213,370 at June 30, 2000 and 224,877
     shares at June 30, 2001                                             (1,442,620)      (1,547,620)
                                                                      -------------    -------------
              TOTAL SHAREHOLDERS' EQUITY                                 25,967,913       42,827,829
                                                                      -------------    -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 124,959,716    $ 190,412,289
                                                                      =============    =============


          See accompanying notes to consolidated financial statements.       F-3

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
      ===================================================================

                                                            Years Ended June 30,
                                              -----------------------------------------------
                                                   1999             2000             2001
                                              -------------    -------------    -------------
Net sales                                     $ 176,281,035    $ 278,481,969    $ 420,363,142
Cost of sales                                   146,351,545      232,932,864      355,409,651
                                              -------------    -------------    -------------
              Gross margin                       29,929,490       45,549,105       64,953,491
                                              -------------    -------------    -------------
Expenses:
   Selling and shipping expenses                 14,045,503       21,892,885       31,360,045
   General and administrative expenses            4,421,124        6,913,721        8,770,662
                                              -------------    -------------    -------------
                                                 18,466,627       28,806,606       40,130,707
                                              -------------    -------------    -------------

Income from operations                           11,462,863       16,742,499       24,822,784
   Interest - net                                (4,328,838)      (5,920,618)     (10,033,104)
                                              -------------    -------------    -------------
Earnings before income taxes                      7,134,025       10,821,881       14,789,680
Income taxes                                      2,926,000        4,437,000        5,916,000
                                              -------------    -------------    -------------

Net earnings                                  $   4,208,025    $   6,384,881    $   8,873,680
                                              =============    =============    =============

Basic earnings per share                      $        0.93    $        1.44    $        1.63
                                              =============    =============    =============

Diluted earnings per share                    $        0.86    $        1.23    $        1.41
                                              =============    =============    =============

Basic weighted average shares outstanding         4,536,605        4,431,850        5,429,122
                                              =============    =============    =============

Diluted weighted average shares outstanding       4,883,685        5,185,809        6,294,250
                                              =============    =============    =============


          See accompanying notes to consolidated financial statements.       F-4

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   =========================================================================

                                                Common stock            Additional           Treasury stock
                                         ---------------------------     paid-in       ---------------------------      Retained
                                            Shares         Amount        capital          Shares         Amount         earnings
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance, June 30, 1998                      4,562,800   $     45,628   $ 11,243,347          78,370   $   (396,370)   $  5,405,865
Exercise of stock options and warrants          1,667             16          4,151              --             --
Exercise of warrants                           34,430            344           (344)             --             --              --
Net earnings                                       --             --             --              --             --       4,208,025
Acquisition of treasury stock                      --             --             --          78,370       (396,370)             --
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance, June 30, 1999                      4,598,897         45,988     11,247,154          78,370       (396,370)      9,613,890
Exercise of stock options and warrants         26,667            267        118,353              --             --              --
Exercise of warrants                           30,000            300           (300)             --             --              --
Net earnings                                       --             --             --              --             --       6,384,881
Acquisition of treasury stock                      --             --             --         135,000     (1,046,250)             --
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance, June 30, 2000                      4,655,564         46,555     11,365,207         213,370     (1,442,620)     15,998,771
Public offering of common stock             1,200,000         12,000      7,962,161              --             --              --
Exercise of stock options and warrants         12,356            124        116,951              --             --              --
Net earnings                                       --             --             --              --             --       8,873,680
Acquisition of treasury stock                      --             --             --          11,507       (105,000)             --
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance, June 30, 2001                      5,867,920   $     58,679   $ 19,444,319         224,877   $ (1,547,620)   $ 24,872,451
                                         ============   ============   ============    ============   ============    ============


          See accompanying notes to consolidated financial statements.       F-5

            SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================

                                                                      Years Ended June 30,
                                                         -----------------------------------------------
                                                              1999             2000             2001
                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $   4,208,025    $   6,384,881    $   8,873,680
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
      Depreciation and amortization                            876,875        1,431,340        1,330,042
      Provision for doubtful accounts                          100,000          200,000               --
      Deferred income tax provision (recovery)                 122,000         (232,000)        (187,100)
   Changes in operating assets and liabilities:
        Accounts receivable                                (12,867,732)     (26,519,366)     (39,555,356)
        Inventories                                         (7,406,790)     (15,711,623)     (22,884,319)
        Prepaid expenses and other current assets               92,094         (159,044)        (230,560)
        Prepaid income taxes                                   235,348               --               --
        Other assets                                          (371,770)      (1,072,541)        (149,627)
        Accounts payable                                     4,653,677        1,865,966       12,445,056
        Income taxes payable                                 1,710,000         (171,000)       1,048,759
        Accrued expenses and other current liabilities         944,619        1,334,078          976,418
        Other liability                                             --               --        1,375,001
                                                         -------------    -------------    -------------
           Net cash used in operating activities            (7,703,654)     (32,649,309)     (36,958,006)
                                                         -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment             (667,270)        (676,600)      (4,084,347)
                                                         -------------    -------------    -------------
           Net cash used in investing activities              (667,270)        (676,600)      (4,084,347)
                                                         -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                       54,302,599       85,920,000      144,934,999
  Repayment of revolving credit loan                       (45,123,000)     (50,474,599)    (111,556,737)
  Principal payments of mortgage                               (47,182)         (49,194)         (53,048)
  Principal payments of capital leases                        (500,966)        (550,761)        (609,691)
  Proceeds from public offering (net)                               --               --        7,974,161
  Proceeds from exercise of stock options                        4,167          118,620          117,075
  Acquisition of treasury stock                               (396,370)      (1,046,250)        (105,000)
                                                         -------------    -------------    -------------
           Net cash provided by financing activities         8,239,248       33,917,816       40,701,759
                                                         -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH                               (131,676)         591,907         (340,594)
CASH, beginning of year                                        489,890          358,214          950,121
                                                         -------------    -------------    -------------
CASH, end of year                                        $     358,214    $     950,121    $     609,527
                                                         =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                           $   3,774,024    $   5,413,000    $   9,501,000
                                                         =============    =============    =============
      Income taxes                                       $     830,000    $   4,858,000    $   5,054,000
                                                         =============    =============    =============


          See accompanying notes to consolidated financial statements.       F-6

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Suprema Specialties, Inc., a New York corporation incorporated on August 15, 1983, and its wholly-owned subsidiaries ("Suprema" or the "Company") manufacture, process and market a variety of premium, gourmet natural Italian cheese products. The Company operates in a single business segment. The Company sells its product to food service, food service manufacturers, and retail customers. Sales to food service customers accounted for approximately 91%, 91%, and 97% of the Company's sales for the year ended June 30, 1999, 2000 and 2001, respectively. Sales to food manufacturers accounted for approximately 6%, 7%, and 2% for the year ended June 30, 1999, 2000, and 2001, respectively. Sales to retail customers accounted for 3%, 2%, and 1% of net sales for the years ended June 30, 1999, 2000, and 2001, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the financial statements of Suprema Specialties, Inc. and its wholly-owned subsidiaries, Suprema Specialties West, Inc. ("West"), Suprema Specialties Northeast, Inc. ("Northeast") and Suprema Specialties Northwest, Inc. ("Northwest"). All intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded in each of the three years in the period ended June 30, 2001.

Financing Costs

The Company amortizes the deferred financing costs incurred in connection with the Company's borrowings over the life of the related indebtedness (3-10 years). Such net costs amounted to $1,734,494 and $1,209,000 at June 30, 2000 and 2001, respectively. These amounts are included in other current assets and other assets.

Revenue Recognition

The Company records revenues when products are shipped. Customers generally do not have the right to return products shipped.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted Emerging Issue Task Force (EITF) 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The impact of adopting this policy had an immaterial effect on the Company's net sales.

Shipping and Handling Costs

During  fiscal  year 2001,  the Company  adopted  EITF  00-10,  "Accounting  for
Shipping and Handling Fees and Costs." Shipping and handling costs charged to customers are included in the Company's net sales. All other shipping and handling costs, which approximated $3,000,000, were charged to selling and shipping expenses.

Advertising Costs

The Company expenses advertising costs as incurred.

Stock-Based Compensation

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of earnings and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

Income Taxes

Income taxes are recorded using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the assumed exercise of stock options and warrants using the treasury stock method that could potentially dilute earnings per share.

Effect of New Accounting Pronouncements

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, as amended by SFAS 137, was adopted for the Company's 2001 fiscal year. The adoption of SFAS 133 did not have any effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141. Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                               June 30,
                                                       ------------------------
                                                           2000         2001
                                                       -----------  -----------
Raw materials                                          $11,872,836  $23,879,855
Finished goods                                          38,430,322   48,986,084
Packaging                                                1,327,185    1,648,723
                                                       -----------  -----------
                                                       $51,630,343  $74,514,662
                                                       ===========  ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                               June 30,
                                                       ------------------------
                                                           2000         2001
                                                       -----------  -----------
Property and plant                                     $ 1,577,696  $ 3,220,497
Equipment                                                5,857,907    7,491,653
Leasehold improvements                                   1,102,952    1,951,592
Furniture and fixtures                                     215,015      227,832
Delivery equipment                                           2,739        2,639
Construction in progress                                   700,537      646,982
                                                       -----------  -----------
                                                         9,456,846   13,541,195
Less: Accumulated depreciation and amortization          2,275,638    2,980,682
                                                       -----------  -----------
                                                       $ 7,181,208  $10,560,513
                                                       ===========  ===========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

In December 2000, the Company entered into a sale-leaseback transaction whereby production equipment related to the Blackfoot Idaho facility with a net book value of $4,500,000 was sold for $6,000,000 and leased back under an operating lease. This transaction resulted in a gain of $1,500,000 which will be recognized to income in proportion to rental expense over 7 years, the life of the operating lease. The deferred gain as of June 30, 2001, of $1,375,001, is included in other liabilities.

Included in property, plant and equipment are plant and equipment acquired under capital leases with an initial cost of $3,419,067 and accumulated amortization of $1,125,654 and $1,466,274 as of June 30, 2000 and 2001, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:

                                              Fiscal Years Ended June 30,
                                         ------------------------------------
                                            1999         2000         2001
                                         ----------   ----------   ----------
Current:
   Federal                               $2,243,000   $3,735,000   $4,883,100
   State                                    561,000      934,000    1,220,000
                                         ----------   ----------   ----------
                                          2,804,000    4,669,000    6,103,100
                                         ----------   ----------   ----------
Deferred:
   Federal                                  104,000     (213,000)    (172,000)
   State                                     18,000      (19,000)     (15,100)
                                         ----------   ----------   ----------
                                            122,000     (232,000)    (187,100)
                                         ----------   ----------   ----------
Provision for income taxes               $2,926,000   $4,437,000   $5,916,000
                                         ==========   ==========   ==========

The following reconciles income taxes at the U.S. statutory rate to the provision for income taxes:

                                              Fiscal Years Ended June 30,
                                         ------------------------------------
                                               1999         2000         2001
                                         ----------   ----------   ----------
Computed tax expense at statutory rates  $2,425,600   $3,679,000   $5,029,000
State taxes, net of federal tax benefit     382,100      555,000      776,000
Travel and entertainment expenses not
   deductible                                34,000       43,000       34,000
Officers life insurance not deductible        5,500        7,000        8,000
Other, net                                   78,800      153,000       69,000
                                         ----------   ----------   ----------
                                         $2,926,000   $4,437,000   $5,916,000
                                         ==========   ==========   ==========

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                       ------------------------
Deferred tax liabilities:                                 2000           2001
                                                       ---------      ---------

Depreciation                                           $ 240,000      $ 225,000
Product introduction costs                                46,000             --
Deferred sale leaseback costs                            286,000        186,000
Financing fees                                           396,000        369,900
                                                       ---------      ---------
        Total deferred tax liabilities:                  968,000        780,900
                                                       ---------      ---------
Deferred tax assets:
Accounts receivable reserve                             (308,000)      (308,000)
                                                       ---------      ---------
                                                       $ 660,000      $ 472,900
                                                       =========      =========

NOTE 6 - LONG-TERM DEBT

Revolving Credit Loan

In January 2001, the long-term revolving credit facility (the "Facility") between the Company and its commercial bank was amended to increase the Facility to $125,000,000. The commitment for the revolving credit facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points (7.50% per annum at June 30, 2001). The Facility is collateralized by all existing and acquired assets of the Company, as defined in the Facility agreement, and is guaranteed by all of the Company's subsidiaries. Advances under this Facility are limited to 85.0% of eligible accounts receivable and 60.0% of all inventory except packaging material, as defined in the Facility agreement. The Facility agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of June 30, 2001, the Company was in compliance with the covenants under the Facility agreement. Borrowings under the facility are required to be used for working capital purposes.

At June 30, 2001, the Company had approximately $25,700,000 available for additional borrowings under the Facility.

Subordinated Debt Facility

In March 1998, the Company entered into a Loan and Security Agreement with Albion Alliance Mezzanine Fund, L.P. and The Equitable Life Assurance Society of the United States (collectively, the "Funds") pursuant to which the Funds loaned $10,500,000 to the Company. The loan is unsecured and is subordinated to the loan of the Company's senior lender. The loan bears interest at 16.50% per annum. Interest is payable monthly at the rate of 12.0% per annum with the balance deferred until February 1, 2003 when it is due in full. The loan is payable in three installments of the principal amount of $3,500,000 together with accrued and unpaid interest thereon on each March 1, beginning in the year 2004. In addition, in connection with the execution and delivery of the Loan Agreement, the Company delivered to the Funds, a warrant to purchase 105,000 shares of the Company's common stock exercisable at $4.125 (the market price at the date of the agreement). In July 2001, the warrant was exercised. The values ascribed to such warrants and the related amortization expense were not material. The warrant is exercisable through March 1, 2008.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Mortgage Payable

On March 29, 1996, the Company purchased its Paterson, New Jersey production facility which it previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note bore interest at 8.51% per annum. On March 29, 1999, the Company refinanced the mortgage for the principal amount of $929,573. The seven year note, which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000.

Debt Maturities

Principal payments on long-term debt over the next five years ended June 30, and thereafter are as follows:

     2001                                                      $     57,785
     2002                                                            62,650
     2003                                                            67,748
     2004                                                       102,837,587
     2005                                                         4,053,070
     Thereafter                                                   3,500,000

NOTE 7 - CAPITAL LEASES

There are various equipment and furniture and fixtures financed under capital leases. These leases have interest rates ranging from 6.70% to 11.50% per annum. At June 30, 2001, the Company's future minimum lease payments under capital leases are as follows:

     2002                                                      $    642,431
     2003                                                           590,629
     2004                                                            91,701
                                                               ------------
     Total minimum lease payments                                 1,324,761
     Less: amount representing interest                             219,125
                                                               ------------
     Present value of minimum lease payments                      1,105,636
     Less: current portion                                          510,155
                                                               ------------
     Long-term portion of capital leases                       $    595,481
                                                               ============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents certain production facilities and equipment under lease arrangements classified as operating leases. The lease for the production facilities in Manteca, California, which was renewed in December 1994, expires ten years from the date of completion of construction of each segment of the facility with two five year renewal options. The Company also leases its Blackfoot, Idaho facility. The lease is for five years with three five year renewals at the Company's option. The Company also leases its Ogdensburg, New York facility. The lease is for 17 years with options to terminate the lease each five years at the Company's option. Rent expense was approximately $2,971,000, $4,107,000 and $5,182,000 for the years ended June 30, 1999, 2000 and 2001, respectively. Future minimum rental payments under non-cancelable operating leases are approximately: 2002 - $5,792,000; 2003 - $5,792,000; 2004 -
$5,792,000; 2005 - $4,857,000; 2006 - $3,410,000 and thereafter $3,415,000.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Employment Agreements

The Company has entered into an employment agreement with Mark Cocchiola, its President and CEO, that currently expires in May 2006. The agreement provides for the full-time employment of Mr. Cocchiola at an annual salary of $250,000, and an annual bonus equal to 5% of pre-tax profits in excess of $650,000. The agreement also provides that if employment is terminated under certain circumstances, including a "change of control," he will be entitled to receive severance pay equal to the higher of (i) $1,250,000 or (ii) five times the total compensation paid to him by the Company (including salary, bonus, perquisities and the value of options granted to Mr. Cocchiola) during the 12 month period prior to the date of termination.

Contingencies

On or about  April 26,  2001,  an  employee  at the  Manteca  facility  filed an
Application before the Workers' Compensation Appeals Board for the State of California against the Company alleging "serious and willful misconduct" on the Company's part in its alleged failure to accommodate his limited ability to work as a result of his alleged injury arising out of employment. Thereafter, on or about August 2, 2001, a second employee at the Manteca facility filed an Application before the same Workers' Compensation Appeals Board against the Company claiming injuries sustained while employed. The second employee alleges "serious and willful misconduct" while employed. If the Application's are granted, the employees will be entitled to receive additional benefits consisting of one-half of the compensation otherwise recoverable under the Workers' Compensation laws. Management believes that it has valid defenses to the Applications and will vigorously defend the claims made by the employees.

The Company is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings including the proceedings discussed in the paragraph immediately above will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 9 - SHAREHOLDERS' EQUITY

Stock Offering

In August 2000, the Company completed a public offering for 1,200,000 shares of its $.01 par value common stock of which 1,100,000 shares were issued by the Company and 10,000 shares were offered by selling shareholders. Gross proceeds from the offering were approximately $8,000,000. The Company received no proceeds from the shares issued during the offering from those shares offered by the selling shareholders.

Stock Option Plan

On February 11, 1991, the Company adopted the 1991 Stock Option Plan. In December 1998, the Company adopted the 1998 Stock Option Plan. In February 2001, the Company adopted the 1999 stock option plan (collectively, the "Plans"). Under the Plans, officers, directors and key employees of the Company are eligible to receive up to 900,000, 500,000, and 500,000 incentive and/or non-qualified stock options, respectively. The Plans, which expire in February 2001, November 2008, and February 2011, respectively, are administered by the board of directors. The selection of participants, allotment of shares, determination of price and other conditions of the grant of options are determined by the board of directors at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plans vest evenly over the first three years and are exercisable for a period of up to ten years from the date of grant at an

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

Stock option transactions under the Plan are summarized as follows:

                                              Weighted
                                               Average               1991
                                               Exercise              Plan
                                          Price Per Share ($)        Shares
                                          -------------------        ------
     Outstanding at June 30, 1998               $3.58                751,500
        Granted                                  3.17                134,250
        Exercised or forfeited                   2.50                 (1,667)
                                                -----               --------
     Outstanding at June 30, 1999                3.52                884,083
        Granted                                  7.66                     --
        Exercised or forfeited                   5.46                (26,917)
                                                -----               --------
     Outstanding at June 30, 2000                4.97                857,166
                                                =====
        Granted                                    --                     --
        Exercised or forfeited                   7.50                (30,000)
                                                                    --------
     Outstanding at June 30, 2001                3.25                827,166
                                                =====               ========
--------------------------------------------------------------------------------

                                              Weighted
                                               Average               1998
                                               Exercise              Plan
                                          Price Per Share ($)        Shares
                                          -------------------        ------
     Outstanding at June 30, 1998               $  --                     --
        Granted                                  4.63                143,000
        Exercised or forfeited                     --                     --
                                                -----               --------
     Outstanding at June 30, 1999                4.63                143,000
        Granted                                    --                356,000
        Exercised or forfeited                     --                     --
                                                -----               --------
     Outstanding at June 30, 2000                4.63                499,000
                                                =====
        Granted                                  7.50                 30,000
        Exercised or forfeited                   4.63                (31,833)
                                                -----               --------
     Outstanding at June 30, 2001                6.68                497,167
                                                =====               ========
--------------------------------------------------------------------------------

                                              Weighted
                                               Average               1999
                                               Exercise              Plan
                                          Price Per Share ($)        Shares
                                          -------------------        ------
     Outstanding at June 30, 1998                  --                     --
        Granted                                    --                     --
        Exercised or forfeited                     --                     --
                                                -----               --------
     Outstanding at June 30, 1999                  --                     --
        Granted                                    --                     --
        Exercised or forfeited                     --                     --
                                                -----               --------
     Outstanding at June 30, 2000                  --                     --
                                                =====
        Granted                                  7.50                367,000
        Exercised or forfeited                   7.50                     --
                                                -----               --------
     Outstanding at June 30, 2001                7.50                367,000
                                                =====               ========
--------------------------------------------------------------------------------

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The weighted average fair value of options granted under all plans during:

                                1999       $1.79

                                2000        4.39

                                2001        4.71

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes information about stock options outstanding at June 30, 2001:

                             Options Outstanding                   Options Exercisable
                 ------------------------------------------     ------------------------
                                  Weighted-
                                   Average        Weighted-                    Weighted-
  Range of        Number of       Remaining        Average                      Average
  Exercise         Options       Contractual      Exercise        Number       Exercise
 Prices ($)      Outstanding     Life (Years)     Price ($)     Exercisable      price
----------------------------------------------------------------------------------------
1991 Plan:
 2.50 to 3.50      827,166        5.40 years        $3.21         787,206        $3.22

1998 Plan:
 4.63 to 7.00      111,000        7.75 years        $5.96          74,037        $5.96
 7.00 to 9.00      386,167        8.50 years        $7.64         121,097        $7.66
----------------------------------------------------------------------------------------
 4.63 to 9.00      497,167        8.30 years        $6.68         195,134        $7.01

1999 Plan:
 7.50              367,000        9.50 years        $7.50         200,000        $7.50
----------------------------------------------------------------------------------------

Under the accounting provisions of SFAS 123, the Company's net earnings and earnings per share would have been:

                                         Fiscal Years Ended June 30,
                                -------------------------------------------
                                       1999            2000            2001
                                       ----            ----            ----

Earnings:
   - as reported                $ 4,208,025     $ 6,384,881     $ 8,873,680
   - pro forma                    3,999,219       5,997,267       8,378,291
Basic earnings per share:
   - as reported                $      0.93     $      1.44     $      1.63
   - pro forma                         0.88            1.35            1.54
Diluted earnings per share:
   - as reported                $      0.86     $      1.23     $      1.41
   - pro forma                         0.82            1.16            1.33

The pro forma effect on net earnings and earnings per share for fiscal years 2001, 2000 and 1999 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 44% in 2001, 46% in 2000 and 44% in 1999; risk free interest rate of 5.2% in 2001, 6.4% in 2000 and 5.0% in 1999; expected lives of 10 years; and no dividend yield.

Warrants

In connection with the Company's 1999 public offering, the Company issued the underwriter warrants to purchase 150,000 shares of common stock exercisable until September 30, 2001 at an exercise price of $6.875 per share. In connection with the Company's public offering, the Company granted warrants to the underwriters of such offering to purchase 120,000 shares of common stock; exercisable at $11.20 per share through August 2010. In March 2001, the Company issued warrants to purchase 10,000 shares of common stock to its public relations firm, at an exercise price of $8.25 per share, exercisable from March 2002 through March 2011. The exercise price of all of the foregoing warrants was no less than the fair market value of the common stock on the date of their respective issuance.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock Repurchase Program

In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of the Company's common stock. As of June 30, 2001, the Company has repurchased 224,877 shares of its common stock for a cost of approximately $1,548,000.

Treasury Stock

During the fiscal years ended June 30, 2001 and 2000, the Company, pursuant with its stock repurchase plan, purchased 11,507 and 135,000 shares of its common stock at a cost of $105,000 and $1,046,250, respectively.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share for each of the three years ended June 30, 1999, 2000 and 2001 are calculated as follows:

                                                     Net Earnings      Shares     Per share
                                                     (Numerator)   (Denominator)    Amount
                                                     ----------------------------------------
For the year ended June 30, 1999:
   Basic earnings per share                           $4,208,025      4,536,605        $0.93
   Effect of assumed conversion of employee stock
      options                                                 --        347,080        (0.07)
                                                     ----------------------------------------
   Diluted earnings per share                         $4,208,025      4,883,685         $.86
                                                     ========================================
For the year ended June 30, 2000:
   Basic earnings per share                           $6,384,881      4,431,850        $1.44
   Effect of assumed conversion of employee stock
      options and warrants                                    --        753,959        (0.21)
                                                     ----------------------------------------
   Diluted earnings per share                         $6,384,881      5,185,809        $1.23
                                                     ========================================
For the year ended June 30, 2001:
   Basic earnings per share                           $8,873,680      5,429,122        $1.63
   Effect of assumed conversion of employee stock
      options and warrants                                    --        865,128        (0.22)
                                                     ----------------------------------------
   Diluted earnings per share                         $8,873,680      6,294,250        $1.41
                                                     ========================================

NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer creditworthiness. The Company grants extended payment terms to its largest customers.

The Company also provides an allowance for bad debts for accounts receivable where there is a possibility for loss.

The Company maintains demand deposits with major banks. At June 30, 2000 and 2001, all of the Company's cash was held with these major banks.

NOTE 12 - MAJOR CUSTOMERS

During the fiscal year ended June 30, 1999, the Company had sales to A&J Foods, Inc. representing approximately 18% of net sales.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

During the fiscal year ended June 30, 2000, the Company had sales to A&J Foods, Inc., Tricon Commodities International, Inc. and Noble J.G. Cheese Company representing approximately 15%, 13% and 12% of net sales, respectively.

During the fiscal year ended June 30, 2001, the Company had sales to A&J Foods, Inc., Tricon Commodities International, Inc., Battaglia and Company, Noble J.G. Cheese Company, and California Goldfield Cheese Traders of approximately 17%, 15%, 12%, 10%, and 10% of net sales, respectively. At June 30, 2001, these five customers represented 20%, 20%, 15%, 13% and 13% of net accounts receivable, respectively.

NOTE 13 - EMPLOYEE BENEFITS

In July 1998, the Company instituted a 401(k) plan for all employees who are not covered under the collective bargaining agreement. Under the plan, the Company matches each eligible employees' contribution up to 25% of the employee's first 8% of contributions. Contributions made by the Company during the year amounted to approximately $40,000 for each of the years ended June 30, 1999, 2000 and 2001.

NOTE 14 - SUBSEQUENT EVENT

In August 2001, the Company's Executive Vice President passed away. The Company has not been able to determine the impact of the loss of his services on operations. The Company is the beneficiary of a $1,000,000 key man life insurance policy on the life of the former Executive Vice President and anticipates receiving the proceeds from this policy.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 15- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the 2001 and 2000 fiscal years (in thousands of dollars except per share data):

2000                          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
Net sales                           $61,381          $65,323         $75,564          $76,214
Gross profit                          9,984           11,171          12,092           12,302
Income from operations                3,613            4,005           4,336            4,788
Net earnings                          1,413            1,504           1,622            1,846
Basic earnings per share               0.31             0.34            0.37             0.42
Diluted earnings per share             0.27             0.29            0.31             0.35
==============================================================================================
2001
----------------------------------------------------------------------------------------------
Net sales                           $88,948          $92,742        $108,636         $130,038
Gross profit                         14,028           14,369          16,638           19,918
Income from operations                5,573            5,758           5,893            7,598
Net earnings                          1,987            2,068           2,196            2,623
Basic earnings per share               0.41             0.37            0.39             0.46
Diluted earnings per share             0.36             0.33            0.34             0.38
==============================================================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Suprema Specialties, Inc.
Paterson, New Jersey

The audits referred to in our report dated August 7, 2001 relating to the accompanying consolidated financial statements of Suprema Specialties, Inc. and Subsidiaries, which are contained in Item 8 of this Form 10-K, included the audits of the June 30, 1999, 2000 and 2001 financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

August 7, 2001

                                                                     Schedule II

SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                       Balance at    Charged to    Charged to
                                      Beginning of    Costs and      Other                        Balance at
          Description                    Period      Expenses (1)   Accounts    Deductions (2)   End of Period
--------------------------------      ------------   ------------  ----------   --------------   -------------
FISCAL YEAR ENDED JUNE 30, 1999
   Accounts receivable allowance         $470,290       $100,000      $   --         $   --          $570,290
                                       ==========     ==========    ========       ========        ==========
FISCAL YEAR ENDED JUNE 30, 2000
   Accounts receivable allowance         $570,290       $200,000      $   --         $   --          $770,290
                                       ==========     ==========    ========       ========        ==========
 FISCAL YEAR ENDED JUNE 30, 2001
   Accounts receivable allowance         $770,290       $     --      $   --         $   --          $770,290
                                       ==========     ==========    ========       ========        ==========

(1) To increase accounts receivable allowance.

(2) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SUPREMA SPECIALTIES, INC.

                                                By: /s/ Mark Cocchiola
                                                    --------------------------
                                                    Mark Cocchiola, President

Dated: September 23 , 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Title                                  Date
----                            -----                                  ----

/s/ Mark Cocchiola              Chairman of the Board,            Sept. 23, 2001
------------------              President, Chief
Mark Cocchiola                  Executive Officer and
                                Director (Principal
                                Executive Officer)

/s/ Steven Venechanos           Chief Financial                   Sept. 23, 2001
---------------------           Officer, Secretary and Director
Steven Venechanos               (Principal Financial and
                                Accounting Officer)

/s/ Marco Cocchiola             Director                          Sept. 23, 2001
----------------------
Marco Cocchiola

/s/ Rudolph Acosta              Director                          Sept. 23, 2001
----------------------
Rudolph Acosta

/s/ Paul DeSocio                Director                          Sept. 23, 2001
----------------------
Paul DeSocio

/s/ Barry Rutcofsky             Director                          Sept. 23, 2001
--------------------
Barry Rutcofsky