Form 10-Q
period 2001-09-30
SUPREMA SPECIALTIES INC
filed 2001-11-14
CIK 872867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________to ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2001 there were 9,792,538 shares of the registrant's Common Stock $.01 par value outstanding excluding an additional 224,877 treasury shares which have been issued but repurchased by the registrant.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------



PART I.           FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                    Consolidated Balance Sheets as of                      3
                    September 30, 2001 and June 30, 2001

                    Consolidated Statements of Earnings                    4
                    For The Three Month Periods Ended
                    September 30, 2001 and 2000

                    Consolidated Statements of Cash Flows                  5
                    For the Three Month Periods Ended
                    September 30, 2001 and 2000

                    Notes to Consolidated Financial                        6
                    Statements


         ITEM 2.  Management's Discussion and Analysis of                  8
                    Financial Condition and Results of
                    Operations

         ITEM 3.  Quantitative and Qualitative Disclosures                10
                    About Market Risk.



PART II.          OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                        10



Signatures                                                                10

                                      SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS


                                                         Sept. 30,        June 30,
                                                         2001                2001
                                                       -------------    -------------
                                                        (unaudited)
ASSETS

CURRENT ASSETS:
       Cash                                            $     142,857    $     609,527
       Accounts receivable, net of allowances
         of $770,290 at Sept. 30, 2001 and
         June 30, 2001                                   112,500,553      101,882,264
       Inventories                                        80,588,628       74,514,662
       Prepaid expenses and other current assets           1,167,652          985,627
       Deferred income taxes                                 308,000          308,000
                                                       -------------    -------------

           Total current assets                          194,707,690      178,300,080

     PROPERTY AND EQUIPMENT, NET                          10,858,701       10,560,513
     OTHER ASSETS                                          1,538,081        1,551,696
                                                       -------------    -------------

                                                       $ 207,104,472    $ 190,412,289
                                                       =============    =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                $  23,621,326     $ 26,434,121
       Current portion of long-term obligations              503,536          510,155
       Mortgage payable - current                             59,078           57,785
       Income taxes payable                                4,509,962        2,587,759
       Accrued expenses and other current
        liabilities                                        4,322,671        4,720,335
                                                       -------------    -------------

         Total current liabilities                        33,016,573       34,310,155

     DEFERRED INCOME TAXES                                   780,900          780,900

     REVOLVING CREDIT LOAN                               113,775,262       99,265,262

     SUBORDINATED DEBT                                    10,500,000       10,500,000

     LONG-TERM CAPITAL LEASES                                466,916          595,481

     MORTGAGE PAYABLE                                        742,846          757,661

     OTHER LIABILITES                                      1,321,430        1,375,001
                                                       -------------    -------------
                                                       $ 160,603,927    $ 147,584,460
                                                       -------------    -------------
     STOCKHOLDERS' EQUITY:


        Preferred stock, $.01 Par value, 2,500,000
          shares authorized: Series A redeemable
          convertible preferred stock; 500,000
          shares designated; none issued and
          outstanding at Sept. 30, 2001 and June
          30, 2001, respectively                                --               --
       Common stock, $.01 par value, 50,000,000
         shares authorized, 5,967,415 and 5,867,920
         issued and outstanding at Sept. 30, 2001
         and June 30, 2001, respectively                      59,674           58,679
       Additional paid-in capital                         19,550,166       19,444,319
       Retained earnings                                  28,438,325       24,872,451
       Treasury stock at cost, 224,877 at Sept. 30,
       2001 and at June 30, 2001                          (1,547,620)      (1,547,620)
                                                       -------------    -------------

                       TOTAL STOCKHOLDERS' EQUITY         46,500,545       42,827,829
                                                       -------------    -------------
                                                       $ 207,104,472    $ 190,412,289
                                                       =============    =============

     See notes to consolidated financial statements

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                  Three Months Ended
                                                                      September 30,
                                                       ----------------------------------------
                                                            2001                        2000
                                                       -------------               ------------
     NET SALES                                         $ 142,650,042               $ 88,947,525

     COST OF SALES                                       121,131,564                 74,919,418
                                                       -------------               ------------

      GROSS MARGIN                                        21,518,478                 14,028,107
                                                       -------------               ------------

     EXPENSES:
       Selling and shipping expenses                      11,440,114                  6,836,295
       General and administrative expenses                 2,324,017                  1,619,101
                                                       -------------               ------------
                                                          13,764,131                  8,455,396
                                                       -------------               ------------

     INCOME FROM OPERATIONS                                7,754,347                  5,572,711

     OTHER (EXPENSE)/ INCOME
       Interest expense, net                              (3,152,481)                (2,261,972)
       Other Income                                        1,008,008                         --
                                                       -------------               ------------
                                                          (2,144,473)                (2,261,972)

     EARNINGS BEFORE INCOME TAXES                          5,609,874                  3,310,739

     INCOME TAXES                                          2,044,000                  1,324,000
                                                       -------------               ------------

     NET EARNINGS                                      $   3,565,874               $  1,986,739
                                                       =============               ============

     EARNINGS PER SHARE OF COMMON STOCK:

         BASIC EARNINGS PER SHARE                      $         .62               $        .41
                                                       =============               ============

         DILUTED EARNINGS PER SHARE                    $         .52               $        .36
                                                       =============               ============

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         5,710,144                  4,821,559
                                                       =============               ============

         DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       6,805,050                  5,564,082
                                                       =============               ============

See notes to consolidated financial statements.

                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Three Months Ended
                                                                         September 30,
                                                          ----------------------------------------
                                                                2001                       2000
                                                          ------------                ------------
INCREASE (DECREASE) IN CASH:
     CASH FLOW FROM OPERATING ACTIVITIES:
         Net Earnings                                     $  3,565,874                $  1,986,739
         Adjustments to reconcile net earnings
           to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                       381,062                     157,440
      (Increase) decrease in assets:
             Accounts receivable                           (10,618,289)                (10,904,893)
             Inventories                                    (6,073,966)                 (1,542,264)
             Prepaid expenses and other
              current assets                                  (182,025)                    (19,777)
             Other assets                                     (145,344)                    217,375
           Increase (decrease) in liabilities:
             Accounts payable                               (2,812,795)                    502,678
             Income taxes payable                            1,922,203                     831,871
             Accrued expenses and other current
              liabilities                                     (397,664)                   (794,150)
             Other liabilities                                 (53,571)                         --
                                                          ------------                ------------
      Net cash used in operating
               activities                                  (14,414,515)                 (9,564,981)
                                                          ------------                ------------

     CASH FLOW FROM INVESTING ACTIVITIES:
       Payments for purchase of
        property and equipment                                (520,291)                   (569,019)
                                                          ------------                ------------

       Net cash used in investing
               activities                                     (520,291)                   (569,019)
                                                          ------------                ------------

     CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from revolving credit loan                $ 43,790,000                $ 28,515,000
       Principal payments of revolving credit loan         (29,280,000)                (26,696,738)
       Principal payments of capital leases                   (135,184)                   (146,662)
       Principal payments of mortgage                          (13,522)                    (12,918)
     Proceeds from secondary public offering (net)                  --                   7,974,285
     Proceeds from exercise of stock options                   106,842                          --
                                                          ------------                ------------

     Net cash provided by financing
         activities                                         14,468,136                   9,632,967
                                                          ------------                ------------

     NET DECREASE IN CASH                                     (466,670)                   (501,033)

     CASH, BEGINNING OF PERIOD                                 609,527                     950,121
                                                          ------------                ------------

     CASH, END OF PERIOD                                  $    142,857                $    449,088
                                                          ============                ============

     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
         Cash paid during the period for:
         Interest                                         $  3,015,539                $  2,131,116
         Income Taxes                                     $    121,825                $    492,128


                   SUPREMA SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of September 30, 2001, the unaudited consolidated statements of earnings for the three month periods ended September 30, 2001 and 2000, and the unaudited consolidated statements of cash flows for the three month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for the three month periods presented, have been included.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these quarterly financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001.

     The  results  of  operations  or cash  flows  for the  three  months  ended
     September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                          Sept. 30, 2001          June 30, 2001
                                          --------------          -------------

                  Finished goods          $53,582,498               $48,986,084
                  Raw materials            25,259,870                23,879,855
                  Packaging                 1,746,260                 1,648,723
                                          -----------               -----------

                                          $80,588,628               $74,514,662
                                          ===========               ===========

3.   LONG-TERM REVOLVING CREDIT LOAN

     In October 2001, the long-term revolving credit facility (the "Facility") between us and certain commercial banks was amended to increase the facility to $140,000,000. The commitment for the Facility is through February 15, 2004. The rate of interest on amounts borrowed under the Facility is the adjusted LIBOR rate, as defined, plus 175 basis points. The

     Facility is collateralized by substantially all existing and acquired assets as defined in the Facility agreement, and is guaranteed by our subsidiaries, Suprema Specialties West, Inc., Suprema Specialties Northeast, Inc., and Suprema Specialties Northwest Inc, and the pledge of all of the stock of these subsidiaries. Advances under the Facility are limited to 85% of eligible accounts receivable and 60% of all inventory except packaging material, as defined in the agreement. The Facility agreement contains restrictive financial covenants, including the maintenance of consolidated net worth, and the maintenance of leverage and fixed charge ratios, as defined in the agreement, and a restriction on dividends to common shareholders. As of September 30, 2001, we were in compliance with the covenants under the Facility agreement. Borrowings under the Facility are required to be used for working capital purposes.

4.   EARNINGS PER SHARE

     Basic and diluted earnings per share for the three month periods ended September 30, 2001 and September 30, 2000:

                                   Three months ended Sept 30, 2001      Three months ended Sept. 30, 2000
                                  ----------------------------------     ----------------------------------

                                  Net Income    Shares     Per Share     Net Income     Shares    Per Share
                                  ----------   ---------   ---------     ----------   ---------   ---------
Basic earnings per share          $3,565,874   5,710,144     $ .62       $1,986,739   4,821,559     $ .41
Effect of assumed conversion
of warrants and employee
stock options                                  1,094,906      (.10)                     742,523      (.05)
                                  ----------   ---------     -----       ----------   ---------     -----
Diluted earnings per share        $3,565,874   6,805,050     $ .52       $1,986,739   5,564,082     $ .36
                                  ==========   =========     =====       ==========   =========     =====

5.   OTHER INCOME

     In September 2001, we received proceeds of approximately $1,008,000 from the key man life insurance policy on the life of our former Executive Vice President.

6.   SUBSEQUENT EVENT

     On November 14, 2001, we completed an underwritten public offering of shares of our common stock of which 3,500,000 shares were sold by us and 550,000 shares were sold by certain selling shareholders at a public offering price of $12.75 per share. Gross proceeds of the shares sold by us was $44,625,000 and net proceeds paid to us after deducting underwriting discounts and commissions but before deducting other expenses of the offering was $41,510,000. In addition, in association with the public offering, the underwriters were granted a 30 day option to purchase up to an additional 357,500 shares of common stock from us and 250,000 shares of common stock from the selling shareholders to cover any over-allotments. We anticipate the majority of the proceeds from this offering will be used to pay down the revolving credit facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, seasonality, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. The use of words such as "believe," "expect," "anticipate," "intend," and "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.


Results of Operations - Three months ended September 30, 2001 vs. three months ended September 30, 2000.

Net sales for the three months ended September 30, 2001 were approximately $142,650,000 as compared to approximately $88,948,000 for the three months ended September 30, 2000, an increase of approximately $53,702,000 or 60%. This increase reflects an increase in sales for food service products, most of which represented sales to existing customers, as well as a higher average selling price for cheese (as a result of the higher CME Block Cheddar Market, the commodity index on which bulk cheese prices are based).

Our gross margin increased by approximately $7,490,000, from approximately $14,028,000 for the three months ended September 30, 2000 to approximately $21,518,000 for the three months ended September 30, 2001, primarily as a result of an increase in our sales for food service products. Our gross margin as a percentage of sales decreased to 15.1% for the three months ended September 30, 2001 as compared to 15.8% for the three months ended September 30, 2000. The decrease in gross margin as a percentage of sales was primarily due to the higher cost of raw materials in fiscal 2001 as well as higher cost of production associated with our Blackfoot, Idaho plant, and to a lesser extent the shift toward lower margin sales associated with the food service industry.

Selling and shipping expenses increased from approximately $6,836,000 during the three months ended September 30, 2000 to approximately $11,440,000 during the three months ended September 30, 2001. This increase was primarily due to an increase in advertising, commission expenses, and shipping and warehouse expenses in support of our increased sales growth. As a percentage of sales, selling and shipping expenses increased to 8.0% for the three months ended
September  30,  2001 as  compared  to 7.7%  for the  three  month  period  ended
September 30, 2000. The increase in selling and shipping expenses as a percentage of sales is primarily due to the increases in advertising expenses, commission expenses and shipping and warehouse expenses in support of our increased sales growth.

General and administrative expenses increased from approximately $1,619,000 during the three months ended September 30, 2000 to approximately $2,324,000 for the three months ended September 30, 2001, or an increase of approximately
$705,000. The increase in general and administrative expenses is primarily a result of an increase in personnel and other administrative expenses associated with increased sales growth. As a percentage of sales, general and administrative expenses decreased from 1.8% during the three months ended September 30, 2000 to 1.6% for the three months ended September 30, 2001. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in our sales growth partially offset by increases in personnel and other administrative expenses in support of our increased sales growth.

Net interest expense increased to approximately $3,152,000 for the three months ended September 30, 2001 as compared to approximately $2,262,000 for the three month period ended September 30, 2000, or an increase of approximately $890,000. The increase was the result of our expanded borrowing requirements necessary for working capital needs.

Other income increased to approximately $1,008,000 for the three months ended September 30, 2001 primarily as a result of the proceeds received from the key man life insurance policy on the life of our former Executive Vice President.

The provision for income taxes for the three months ended September 30, 2001 increased to $2,044,000 from $1,324,000 during the three months ended September 30, 2000. The increase is primarily a result of increased taxable income during the three months ended September 30, 2001.

Net earnings increased approximately $1,579,000 to approximately $3,566,000 in the three month period ended September 30, 2001 from approximately $1,987,000 during the three month period ended September 30, 2000 due to the reasons set forth above

Financial Position, Liquidity and Capital Resources

At September 30, 2001, we had working capital of approximately $161,691,000, as compared with $143,990,000 at June 30, 2001, an increase of approximately $17,701,000. The increase in working capital is primarily due to our improved operating results as well as proceeds from long term borrowings of $14,510,000 used to support our increased accounts receivable and inventory levels in support of our increased sales volume.

We have a revolving credit facility, (the "Facility"), with several commercial banks. In October 2001 the line of credit under the Facility was increased to $140,000,000 through February 15, 2004. The Facility is collateralized by substantially all existing and acquired assets as defined in the Facility agreement,and is guaranteed by our subsidiaries and the pledge of all of the stock of our subsidiaries. The rate of interest on amounts borrowed under the Facility is the LIBOR rate plus 175 basis points. The interest rate at September 30, 2001 was 6.75%. Advances under the Facility are limited to 85% of eligible accounts receivable, and 60% of most inventory. The Facility agreement contains restrictive covenants, including the maintenance of consolidated net worth and the maintenance of leverage and fixed charge ratios as defined in the agreement, and restriction on dividends to common shareholders. As of September 30, 2001, we are in compliance with these covenants. At September 30, 2001 our total outstanding debt to the banks was $113,775,262.

We believe that we have adequate working capital to meet our reasonably foreseeable cash requirements.

Net cash used in operating activities in the three month period ended September 30, 2001 was approximately $14,414,000 as compared to $9,565,000 in the comparable period of the prior year. The use of cash in operations was primarily the result of increases in accounts receivable and inventory levels in support of our increased sales and prepaid expenses and other current assets as well as a decrease in accounts payable, accrued expenses and other current liabilities, and other liabilities, partially offset by an increase in net earnings as adjusted for non-cash expenses, and increases in income taxes payable. The cash used in operations was financed through cash flow from financing activities. Net cash used in investing activities for the three month period ended September 30, 2001 was approximately $520,291, as compared to $569,000 in the three month period ended September 30, 2000 as a result of continued expenditures for fixed assets. Cash flows provided by financing activities was approximately $14,468,000 and $9,633,000 in the three months ended September 30, 2001 and 2000, respectively. In the 2001 period, net proceeds from our revolving credit facility were $14,510,000. In the 2000 period, our secondary offering generated proceeds of $7,974,000 and net proceeds from our revolving credit facility were $1,818,000. As a result, at September 30, 2001 we had cash of $142,857, as compared to $449,088 at September 30, 2000.

In March, 1996, we purchased our Paterson, New Jersey production facility which we previously had leased. The purchase was financed through a mortgage on the property. Proceeds of the loan were $1,050,000, of which $686,250 was used to pay the remaining obligation to the landlord. The balance of the proceeds was used to complete the expansion of a 7,800 square foot refrigerated storage facility. The five year note which bore interest at 8.51% per annum was being amortized at a fifteen year rate and required a balloon payment at the end of year five of approximately $840,000. On March 29,1999, we refinanced the mortgage on our Paterson facility for the principal amount of $929,573. The seven year note which bears interest at 7.85% per annum is being amortized at a fifteen year rate and requires a balloon payment at the end of year seven of approximately $501,000. At September 30, 2001, we had outstanding obligations of approximately $801,924 under the mortgage financing the purchase of the Paterson facility.

In May 1999, the Board of Directors approved a stock repurchase program to acquire up to $3,200,000 of our common stock. As of September 30, 2001, we have repurchased 224,877 shares of our common stock for a cost of approximately $1,547,620.

In November 2001, we completed an underwritten public offering of shares of our common stock of which 3,500,000 shares were sold by us and 550,000 shares were sold by certain selling shareholders at a public offering price of $12.75 per share. Gross proceeds of the shares sold by us was $44,625,000 and net proceeds paid to us after deducting underwriting discounts and commissions but before deducting other expenses of the offering was $41,510,000. In addition, in association with the public offering, the underwriters were granted a 30-day option to purchase up to an additional 357,500 shares of common stock from us and 250,000 shares of common stock from the selling shareholders to cover over-allotments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibits

     10.1 Amendment No. 3 and Assignment Agreement to Third Amended and Restated Revolving Loan, Guaranty and Security Agreement among Fleet National Bank, Sovereign Bank, Mellon Bank, N.A. Citibank, N.A. PNC Bank National Association, First Pioneer Farm Credit, ACA, National Bank of Canada, National City Bank, the Company, Suprema Specialties West, Inc. Suprema Specialties Northeast, Inc. and Suprema Specialties Northwest, Inc. (Incorporated by reference to Exhibit 10.25 filed with the registrant's Registration Statement on Form S-2 File No. 333-69514)

Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SUPREMA SPECIALTIES, INC.
                                                            (registrant)




Date:  November 14, 2001                            By: /s/ Mark Cocchiola
     -------------------                               -------------------
                                                      Mark Cocchiola
                                                      President &
                                                      Chief Executive Officer



Date:  November 14, 2001                            By: /s/ Steven Venechanos
     -------------------                               ----------------------
                                                      Steven Venechanos
                                                      Chief Financial Officer &
                                                      Secretary

11